Form 10-Q
period 1999-06-30
WIT CAPITAL GROUP INC
filed 1999-08-13
CIK 1071620

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

COMMISSION FILE NUMBER ______________



                             WIT CAPITAL GROUP, INC.
             (exact name of registrant as specified in its charter)


DELAWARE                                              13-3900397
(State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)               Identification Number)


                     826 BROADWAY, NEW YORK, NEW YORK 10003
               (Address of principal executive offices) (Zip Code)
                                 (212) 253-4400
              (Registrant's telephone number, including area code)








Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days: Yes ( ) No (X)




As of August 6, 1999, there were 71,985,351 shares of the Registrant's common stock outstanding.

PART I - Financial Information

       Item 1-Consolidated Financial Statements

             Consolidated Statements of Financial Condition..............................   1

             Consolidated Statements of Operations for the three and six
               months ended June 30, 1999 an 1998........................................   2

             Consolidated Statement of Changes in Stockholders' Equity
               for the three months ended June 30, 1999..................................   3

             Consolidated Statements of Cash Flows for the six months
               ended June 30, 1999 and 1998..............................................   4

             Notes to Consolidated Financial Statements..................................   5

       Item 2 - Management's Discussion and Analysis of Results of
                  Operations and Financial Condition.....................................   9

PART II - Other Information

       Item 1 - Legal Proceedings........................................................  15
       Item 2 - Changes in Securities and Use of Proceeds................................  16
       Item 3 - Default upon Senior Securities...........................................  16
       Item 4 - Submission of Matters to a Vote of Security Holders......................  16
       Item 5 - Other Information........................................................  16
       Item 6 - Exhibits and Reports on form 8-K.........................................  18
       Signatures........................................................................  18


PART I

ITEM 1- CONSOLIDATED FINANCIAL STATEMENTS

                    WIT CAPITAL GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                       June 30,      December 31,
                                       ASSETS                                           1999             1998
                                       ------                                       -------------    -------------
                                                                                      (Unaudited)
CASH AND CASH EQUIVALENTS                                                           $ 137,292,797    $  18,110,146

RECEIVABLE FROM CLEARING BROKER                                                           729,475          119,312

SECURITIES OWNED, at market or fair value                                               1,207,785          758,293

PREPAID EXPENSES                                                                        1,054,669          144,430

INVESTMENT BANKING FEES RECEIVABLE                                                      3,989,510          512,952

FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net of accumulated depreciation and amortization of $481,207 and $243,527 at June 30, 1999 and December 31,
    1998, respectively                                                                  2,559,670          615,181
COMPUTER SOFTWARE, net of accumulated amortization of $821,631 and $560,277 at
    June 30, 1999 and December 31, 1998, respectively                                   1,903,848        1,614,735
OTHER ASSETS                                                                            2,770,249          421,357
                                                                                    -------------    -------------

                 Total assets                                                       $ 151,508,003    $  22,296,406
                                                                                    =============    =============
                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------
LIABILITIES:
    Accounts payable and accrued expenses                                           $   7,094,794    $   1,032,463
    Deferred advisory fees                                                                383,528          595,486
    Other liabilities                                                                      44,278           60,203
                                                                                    -------------    -------------
                 Total liabilities                                                      7,522,600        1,688,152
                                                                                    -------------    -------------
COMMITMENTS

STOCKHOLDERS' EQUITY:
    Series A Preferred Stock, $.01 par value, 9,000,000 shares authorized,
       8,997,952 shares issued and outstanding at December 31, 1998                          --             89,980
    Series B Preferred Stock, $.01 par value, 3,000,000 shares authorized,
       2,304,982 shares issued and outstanding at December 31, 1998                          --             23,050
    Series C Preferred Stock, $.01 par value, 7,445,000 shares authorized,
       5,902,750 shares issued and outstanding at December 31, 1998                          --             59,028
    Series D Preferred Stock, $.01 par value, 10,000,000 shares authorized,
       9,933,334 shares issued and outstanding at December 31, 1998                          --             99,333
    Common Stock, $.01 par value, 60,000,000 shares authorized, 11,264,600 shares
       issued and outstanding at December 31, 1998                                           --            112,647
    Common Stock, $.01 par value, 500,000,000 shares
       authorized, 8,740,000 shares issued and outstanding at June 30, 1999                87,400             --
    Common Stock, Class B, $.01 par value, 75,000,000 shares
       authorized, 11,666,667 shares issued and outstanding at June 30, 1999              116,667             --
    Common Stock, Class C, $.01 par value, 159,000,000 shares
       authorized, 51,544,989 shares issued and outstanding at June 30, 1999              515,450             --
    Additional paid-in capital                                                        179,857,430       39,534,657
    Notes receivable from stockholders                                                (15,333,070)      (5,750,000)
    Accumulated deficit                                                               (21,258,474)     (13,560,441)
                                                                                    -------------    -------------
                 Total stockholders' equity                                           143,985,403       20,608,254
                                                                                    -------------    -------------
                 Total liabilities and stockholders' equity                         $ 151,508,003    $  22,296,406
                                                                                    =============    =============

              The accompanying notes are an integral part of these
                            consolidated statements.

                    WIT CAPITAL GROUP, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                                THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                ------------------                     ----------------
                                                           June 30,           June 30,           June 30,           June 30,
                                                             1999               1998               1999               1998
                                                       ---------------   ---------------     ---------------    ---------------
REVENUES:
    Investment banking                                 $     8,246,614   $       180,330     $    11,369,034    $       214,198
    Brokerage                                                1,567,584            76,880           2,001,791             99,381
    Interest                                                 1,176,599            25,780           1,368,269             45,467
    Other                                                      289,507                -              444,331                 -
                                                       ---------------   ---------------     ---------------    --------------
                 Total revenues                             11,280,304           282,990          15,183,425            359,046
                                                       ---------------   ---------------     ---------------    ---------------

EXPENSES:
    Compensation and benefits                                8,588,459           689,950          15,146,585          1,239,085
    Brokerage and clearance                                  1,114,507            41,165           1,375,135             55,319
    Professional services                                    1,085,302           171,069           1,766,811            264,642
    Data processing and communications                         884,043           120,472           1,183,654            270,775
    Technology development                                     526,088           232,454             861,883            283,354
    Marketing                                                  421,736           307,109             472,742            537,989
    Depreciation and amortization                              278,558           269,459             499,053            427,489
    Occupancy                                                  213,496            46,282             303,503             88,682
    Other                                                      965,982           244,693           1,272,092            429,462
                                                       ---------------   ---------------     ---------------    ---------------
                 Total expenses                             14,078,171         2,122,653          22,881,458          3,596,797
                                                       ---------------   ---------------     ---------------    ---------------
                 Net loss                              $    (2,797,867)  $    (1,839,663)    $    (7,698,033)   $    (3,237,751)
                                                       ===============   ===============     ===============    ===============

BASIC AND DILUTED NET LOSS PER SHARE:
                                                       $         (.11)   $         (.26)     $         (.48)    $         (.46)


WEIGHTED AVERAGE SHARES USED IN
THE COMPUTATION OF BASIC AND
DILUTED NET LOSS PER SHARE:                                 24,486,238         7,109,971          15,923,484          7,083,182


              The accompanying notes are an integral part of these
                            consolidated statements.

                    WIT CAPITAL GROUP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                   (UNAUDITED)



                                                                         Common       Common         Common       Common
                                                      Preferred           Stock        Stock          Stock        Stock
                                                        Stock             (Old)        (New)         Class B      Class C
                                                     ------------      ----------    ----------     ----------  -----------
STOCKHOLDERS' EQUITY, March 31, 1999                 $  485,392         $ 131,765     $  -       $     -       $   -

    Issuance of Series E Preferred Stock                116,667             -            -             -           -
    Issuance of common stock for notes receivable          -               29,745        -             -           -
    Issuance of common stock for exercise of stock
       options                                             -               14,062        -             -                105
    Conversion of Series E Preferred Stock to
       Class B Common                                  (116,667)             -           -             116,667     -
    Conversion of Preferred Series A,B,C, and D
       Preferred Stock to Class C Common               (485,392)             -           -             -            339,773
    Conversion of common stock to Class C Common
       Stock                                               -             (175,572)       -             -            175,572
    Initial public offering of common stock, net
       of underwriter's discount and offering
       expenses                                            -                 -           87,400        -           -
    Net loss                                               -                 -           -             -           -
                                                     ------------      ----------    ----------     ----------  -----------
STOCKHOLDERS' EQUITY, June 30, 1999                  $     -           $     -       $   87,400     $  116,667  $   515,450
                                                     ============      ==========    ==========     ==========  ===========




                                                                                                Notes
                                                       Additional                            Receivable
                                                        Paid-in             Accumulated         from
                                                        Capital               Deficit        Stockholders         Total
                                                     --------------       ---------------   -------------      -----------
STOCKHOLDERS' EQUITY, March 31, 1999                 $ 74,918,108       $  (18,460,607)     $ (9,575,000)      $ 47,499,658

Issuance of Series E Preferred Stock                   24,741,546               -                 -              24,858,213
Issuance of common stock for notes
   receivable                                           5,112,492               -             (5,758,070)          (615,833)
Issuance of common stock for exercise
   of stock options                                     2,244,334               -                 -               2,258,501
Conversion of Series E Preferred Stock
   Class B Common                                          -                    -                 -                    -
Conversion of Preferred Series A,B,C, and
   D Preferred Stock to Class C Common                    145,619               -                 -                    -
Conversion of common stock to Class C
   Common Stock                                            -                    -                 -                    -
Initial public offering of common stock
   net of underwriters discount and
   offering expenses                                   72,695,331               -                 -             72,782,731
Net loss                                                   -                (2,797,867)           -             (2,797,867)
                                                     --------------       ---------------   -------------      -----------
STOCKHOLDERS' EQUITY, June 30, 1999                 $ 179,857,430      $   (21,258,474)     $(15,333,070)     $143,985,403
                                                     ==============       ===============   =============      ==============

              The accompanying notes are an integral part of these
                            consolidated statements.

                                       WIT CAPITAL GROUP, INC. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     (UNAUDITED)


                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                 -------------------------------
                                                                                      1999             1998
                                                                                 --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                     $  (7,698,033)   $  (3,237,751)
    Adjustments to reconcile net loss to net cash used
       in operating activities-
          Noncash expenses                                                              -               421,052
          Depreciation and amortization                                                499,053          427,485
    (Increase) decrease in operating assets-
       Receivable from clearing broker                                                (610,163)        (269,801)
       Securities owned                                                               (449,492)      (1,239,936)
       Prepaid expenses                                                               (910,239)         298,606
       Investment banking fees receivable                                           (3,476,558)         (28,666)
       Other assets                                                                 (2,348,892)         (36,871)

    Increase (decrease) in operating liabilities-
       Accounts payable and accrued expenses                                         6,062,329         (518,483)
       Deferred advisory fees                                                         (211,958)            -
       Other liabilities                                                               (15,925)         (11,484)
                                                                                 --------------   --------------
                    Net cash used in operating activities                           (9,159,878)      (4,195,849)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Computer software purchased                                                       (550,484)         (61,819)
    Payments for purchases of furniture, equipment and
       leasehold improvements                                                       (2,182,169)        (152,512)
                                                                                 -------------    -------------
                    Cash used in investing activities                               (2,732,653)        (214,331)
                                                                                 -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Notes receivable from stockholders                                                (615,833)         -
    Net proceeds from initial public offering of common stock                       72,782,731          -
    Proceeds from issuance of common stock                                           2,473,542            50,000
    Net proceeds from issuance of preferred stock                                   56,434,742         3,595,165
                                                                                 -------------    --------------
                    Net cash provided by financing activities                      131,075,182         3,645,165
                                                                                 -------------    --------------

                    Net increase (decrease) in cash and cash equivalents           119,182,651          (765,015)

Cash and cash equivalents, beginning of period                                      18,110,146         1,110,787
                                                                                 -------------    --------------

Cash and cash equivalents, end of period                                         $ 137,292,797    $      345,772
                                                                                 =============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid during the period for-
          Interest                                                               $        -       $       4,000
          Taxes                                                                         18,000           21,081

NON-CASH TRANSACTIONS:
    Issuance of common stock for web site development                            $        -       $       73,650
    Issuance of common stock to stockholders for notes receivable                    8,967,237         5,750,000
    Issuance of common stock for consulting services                                    40,613              -


The accompanying notes are an integral part of these consolidated statements.

                    WIT CAPITAL GROUP, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

Wit Capital Group, Inc. ("WCG" or the "Company") was incorporated on March 27, 1996 and commenced operations in September 1997. The accompanying unaudited consolidated financial statements include the accounts of WCG and its wholly owned subsidiaries, Wit Capital Corporation ("WCC"), BidPlus Corporation ("BidPlus") and Arista Capital Management, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

On April 1, 1999, the Company formed Arista Capital Management, LLC (a Delaware limited liability company) (the "LLC") to act as the general partner of Arista Capital Partners, LP, a newly formed Delaware limited partnership.
Wit Capital Group, Inc. is currently the sole member of the LLC.

These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results for the periods presented in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's prospectus filed with the SEC on June 4, 1999. Results of the interim periods are not necessarily indicative of results to be obtained for a full fiscal year.

As discussed in Note 2, all references in the financial statements to the number of shares of Class C Common Stock and Series E Preferred Stock and rights and per share amounts have been retroactively restated to reflect a 7 for 10 reverse stock split effected June 2, 1999.

2.       STOCKHOLDERS' EQUITY

WCG has extended to certain of its executive officers and other employees, including its Co-Chief Executive Officers, partial recourse, interest bearing loans totaling $14,717,237 with which they purchased 8,784,488 shares of common stock for either $1.43 or $2.14 per share. Interest on the loans is recourse and nonrefundable. In the event these executive officers or employees cease to be employed by the Company, the Company has the right to purchase the unvested portion of such shares at the lower of the fair market value or $1.43 or $2.14 per share, as the case may be. The shares vest incrementally over specified periods following their respective issuances. With the exception of shares owned by Robert H. Lessin, the Company's Chairman and Co-Chief Executive Officer, none of the shares will be repurchasable by the Company after March 31, 2003; none of Mr. Lessin's shares will be repurchasable by the Company after March 31, 2001. In addition, the loans may be repaid at any time by these executive officers and their maturities will accelerate in the event of employment termination. The loans are collateralized by the Company's stock and will be reflected as notes receivable in stockholders' equity until repaid.

In April 1999, the Company authorized an additional 64,000,000 shares of common stock, increasing the number of authorized common shares to 184,000,000 of which 159,000,000 represent shares of common stock and 25,000,000 represent shares of Class B Common Stock. Additionally, the Company authorized an additional 44,000,000 shares of preferred stock, increasing the number of authorized preferred shares to 104,000,000 of which 11,666,667 were designated as Series E Preferred Stock and 5,790,542 were reserved for issuance upon exercise of warrants to purchase Series E Preferred Stock.

In April 1999, the Company issued 11,666,667 shares of Series E Preferred Stock to The Goldman Sachs Group, Inc. for $25,000,000. They also received warrants to purchase 5,637,295 shares of Series E Preferred Stock.

In May 1999, the Board of Directors authorized and the stockholders approved the creation of a new class of common stock to be sold in the Company's initial public offering ("New Common Stock"). Additionally, on May 26, 1999, all outstanding common stock ("Old Common Stock") was converted into a newly created Class C Common Stock.

In May 1999, the Company authorized and the stockholders approved an additional 391,000,000 shares of New Common Stock, increasing the number of authorized common shares to 734,000,000 of which 500,000,000 represent shares of New Common Stock, 75,000,000 represent shares of non-voting Class B Common Stock (the "Class B Common Stock") and 159,000,000 represent voting Class C Common Stock (the "Class C Common Stock"). Additionally, the Company authorized 30,000,000 shares of preferred stock. The New Common Stock, the Class B Common Stock and the Class C Common Stock are economically equivalent except that the Class B Common Stock is non-voting and the Class C Common Stock is not transferable until it automatically converts into New Common Stock 180 days after the consummation of the initial public offering of the Company's New Common Stock.

On June 2, 1999, a 7 for 10 reverse stock split of Class C Common Stock and Series E Preferred Stock was effected. Accordingly, all references in the financial statements to the number of shares of Class C Common Stock and Series E Preferred Stock and rights and per share amounts have been retroactively restated to reflect this reverse split. The conversion rate of Series A, B, C and D Preferred Stock into Class C Common Stock after giving effect to the reverse split is 1.43 to 1.

In June 1999, the Company completed an initial public offering and issued 8,740,000 shares of its New Common Stock at a price of $9.00 per share. The Company received approximately $72.8 million in proceeds, net of underwriting discounts and other offering costs. Simultaneously with the closing of the initial public offering, each outstanding share of Series A, B, C and D Preferred Stock was converted into Class C Common Stock. All outstanding shares of Series E Preferred Stock were converted into an equivalent number of shares of Class B Common Stock.

3.       NET LOSS PER SHARE

The following table sets forth the calculation of shares used in the computation of basic and diluted net loss per share:




                                               Three Months Ended June 30,        Six Months Ended June 30,
                                              ------------------------------    ------------------------------
                                                  1999             1998             1999              1998
                                              -------------    -------------    -------------     ------------
Shares used in computations:
    Weighted average common shares             24,486,238        7,109,971       15,923,484         7,083,182
      used in computation of basic net
      loss per share
    Dilutive effect of common stock                  -                -                -                 -
      equivalents                             -------------    -------------    -------------     ------------
      Weighted average shares used             24,486,238        7,109,971       15,923,484         7,083,182
        in computation of diluted             =============    =============    =============     ============
        net loss per share


Because the Company reported a net loss in each of the periods above, the calculation of diluted earnings per share does not include convertible preferred stock, options, warrants and common stock collateralizing the notes receivable from stockholders, as they are anti-dilutive and would result in a reduction of net loss per share. If the Company had reported net income, there would have been an additional 50,076,270 and 6,433,701 shares for the quarters ended June 30, 1999 and 1998, respectively, and an additional 32,453,380 and 6,153,947 shares for the six months ended June 30, 1999 and 1998, respectively included in the calculation of diluted earnings per share.

4.       STOCK OPTION PLAN

WCG has adopted a stock option plan and restricted stock purchase plan (the "Plan"). Under the Plan, key employees, directors and certain consultants of WCG are eligible to receive grants of stock options intended to qualify as incentive stock options (within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended), or which are nonqualified stock options. An aggregate of 17,500,000 shares were reserved for issuance under the Plan as of June 30, 1999. The exercise price of any share covered by an option granted to a person owning more than 10% of the voting power of all classes of stock of WCG cannot be less than 110% of the fair market value on the day of the grant. The exercise price of any share covered by an option granted to any person cannot be less than 85% of the fair value on the day of the grant. Options expire five or ten years from the date of grant, with the majority of the options expiring in the year 2008.

As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") WCG has accounted for options granted to employees using the intrinsic value method prescribed by Accounting Practice Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." WCG has granted options with exercise prices that are equal to or greater than management's estimate of the fair value of such common stock at the date of grant, and accordingly, the Company has recorded no related compensation expense.

During the period from January 1, 1999 to June 30, 1999, the Company granted options to purchase 6,405,151 shares to new employees at exercise prices between $1.43 and $27.06 per share.

5.       WARRANTS

The Company has 6,642,726 outstanding warrants as of June 30, 1999 with a range of exercise prices between $1.43 and $5.57. These warrants are exercisable for 1,005,431 shares of Class C Common Stock (prior to December 7, 1999, and New Common Stock thereafter) and 5,637,295 shares of Class B Common Stock.

6.       CONTINGENCIES

The Company is currently subject to claims and legal proceedings arising in the normal course of its business. In the opinion of management, based on discussions with legal counsel, the resolution of such legal proceedings should not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

Additionally, a person formerly associated with the Company has asserted a right to purchase 560,000 shares of common stock at $1.43 per share. In the opinion of management, such assertion is without merit, and the Company intends to contest any lawsuit filed against it. These 560,000 shares of common stock have been reported as forfeited stock options in 1998.

7.       CAPITAL REQUIREMENT

WCC is subject to the SEC's Uniform Net Capital Rule 15c3-1. WCC's net capital, as defined, is required to be the greater of $100,000 or the minimum net capital required based on aggregate indebtedness. As of June 30, 1999 and December 31, 1998, WCC's ratio of aggregate indebtedness to net capital was .16 to 1 and .12 to 1 and its net capital was $34,408,084 and $10,769,266, which was $34,050,096 and $10,669,266 in excess of the minimum net capital requirements, respectively.

8.       SUBSEQUENT EVENTS

In July 1999, the Company entered into a joint venture agreement with Trans Cosmos, Inc. and an investment agreement with Mitsubishi Corporation to establish a Japanese Internet investment banking firm, to be known as Wit Capital Japan. Wit Capital Japan will be based in Tokyo and plans to be incorporated by September 1999. Start of operations is anticipated to be early 2000. Under the terms of the agreements, Mitsubishi Corporation and Trans Cosmos will capitalize Wit Capital Japan with a total of $8.6 million in a first round of financing. WCG will provide know-how and play an active role in the management of the new company. WCG will own 60 percent of the outstanding equity upon the initial financing, and will have an option to increase its ownership.

Also in July 1999, the Company entered into an agreement with America Online, Inc. ("AOL"), whereby Wit Capital, through its planned digital trading facility, will become the first company to provide information in AOL's After Hours Center, which is currently in development. AOL users will be able to view the digital trading facility's order book for after hours trading and access online brokers to open accounts and place orders. For the first six months after AOL launches its After Hours Center in its Personal Finance Channel, Wit Capital's site will be the exclusive tenant on the After Hours Center. Over the life of the contract, Wit Capital will maintain premier status on the After Hours Center and will receive greater or more prominent content integration than any other third-party provider of content. In addition to the content relationship, AOL will introduce and promote a series of live chat events in AOL's Personal Finance Channel with Wit Capital's research analysts, and also provide free access to Wit Capital's institutional quality research. In consideration for the above, the Company has agreed to pay AOL a total of $1 million under this agreement. Under a related arrangement, AOL will also represent Wit Capital for the sale of advertising on all of Wit Capital's web sites.

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Founded in 1996, Wit Capital is an Internet-based investment banking firm. With offices in New York and San Francisco, Wit Capital offers investment banking services including public underwriting, private equity services, strategic advisory, and institutional quality research. Wit Capital also offers individual investors online brokerage services which include access to IPOs and other securities offerings.

During the first six months of 1998, Wit Capital was in an early stage of its operations and generated only minimal revenues from its investment banking and brokerage activities. Accordingly, the Company does not believe that the period to period comparisons of its operating results below are necessarily meaningful and should not be relied upon as indicators of future performance.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AS COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1998

REVENUES

The Company's total revenues for the three months ended June 30, 1999 were $11.3 million compared to $283,000 for the three months ended June 30, 1998. The Company's total revenues for the six months ended June 30, 1999 were $15.2 million compared to $359,000 for the six months ended June 30, 1998.

Investment banking revenue for the three months ended June 30, 1999 increased to $8.2 million from $180,000 for the three months ended June 30, 1998. For the six months ended June 30, 1999, revenue from investment banking increased to $11.4 million from $214,000 for the six months ended June 30, 1998. Historically, the revenue the Company generated from underwriting activities was limited since the Company received none or negligible portions of management fees paid to co-managing underwriters and our underwriting sales credits reflected our limited allocations of the shares being underwritten. Recently, the Company has begun to receive management fees and larger allocations of the shares in the offerings in which the Company is participating and has experienced an increase in the number of offerings in which the Company participates. Wit Capital's revenues related to financial advisory services have also increased as a result of an increased number in strategic advisory relationships and frequency of transactions.

The Company participated in a total of 42 securities offerings in the second quarter of 1999, 21 as co-manager and 21 as syndicate member, compared to the second quarter of 1998 during which the Company participated in 12 offerings as syndicate member. For the second quarter of 1999, total shares underwritten by Wit Capital were 6.48 million, compared to 555,625 shares underwritten during the second quarter of 1998. Of the shares underwritten above, during the second quarter of 1999 Wit Capital retained 5.97 million shares for sale to its customers compared to 252,800 shares in the second quarter of 1998. These figures do not include 2.28 million shares of its own stock distributed to customers during the Company's initial public offering in June 1999.

The Company participated in a total of 61 securities offerings during the first six months of 1999, 29 as co-manager and 32 as syndicate member compared to the second quarter of 1998 during which the Company participated in 18 offerings as syndicate member. For the first six months of 1999, total shares underwritten by Wit Capital were 7.88 million, compared to 745,375 shares underwritten during the first six months of 1998. Of the shares underwritten above, during the first six months of 1999 Wit Capital retained
7.46 million shares for sale to its customers compared to 263,800 shares in the first six months of 1998. These figures do not include 2.28 million shares of its own stock distributed to customers during the Company's initial public offering in June 1999.

Brokerage revenue for the three months ended June 30, 1999 increased to $1.6 million from $77,000 for the three months ended June 30, 1998. For the six months ended June 30, 1999, revenue from brokerage activities increased to $2.0 million from $99,000 for the six months ended June 30, 1998. Wit Capital charges its customers a brokerage commission of $14.95 for market orders and $19.95 for limit orders. The increase in this revenue resulted primarily from an increase in the number of customer accounts opened and an increase number of trades executed for Wit Capital's customers. The average daily number of trades executed for the three and six month periods ended June 30, 1999 was 1,377 and 884 compared to 24 and 18 for the three and six month periods ended June 30, 1998. During the second quarter of 1999, Wit Capital added 40,697 new accounts bringing total accounts to 66,800 compared to 2,244 accounts added during the second quarter of 1998. During the first six months of 1999, Wit Capital added 55,928 new accounts compared to 4,017 accounts added during the first six months of 1998. As of June 30, 1999, total active accounts numbered 27,060.

Interest income for the three months ended June 30, 1999 increased to $1.2 million from $26,000 for the three months ended June 30, 1998. For the six months ended June 30, 1999, interest income increased to $1.4 million from $45,000 for the six months ended June 30, 1998. The Company earns interest income from the investment of cash balances raised through financing activities until the funds are used in its business. During the first six months of 1999, the Company's average monthly cash balance was $56.4 million as compared to a monthly average of $1.0 million for the first six months of 1998.

Other revenue for the three months ended June 30, 1999 increased to $290,000 from $0 for the three months ended June 30, 1998. For the six months ended June 30, 1999, other revenue increased to $444,000 from $0 for the six months ended June 30, 1998. For the three and six month periods ended June 30, 1999, other revenue primarily consists of unrealized gains on equity securities that the Company received as consideration for financial advisory services.

EXPENSES

Compensation and benefits expense for the three months ended June 30, 1999 increased to $8.6 million from $690,000 for the three months ended June 30, 1998. For the six months ended June 30, 1999, compensation and benefits expense increased to $15.1 million from $1.2 million for the six months ended June 30, 1998. Compensation and benefits expense consists of salaries, bonuses and other benefits paid or provided to Wit Capital's employees. The increase in compensation expense primarily relates to an increase in the number of employees from 44 as of June 30, 1998 to 169 as of June 30, 1999. Additionally, in February 1999, the Company entered into employment contracts with several professionals which entitled them to a total of $5.5 million in upfront payments. The Company recognized compensation expense of $2.6 million related to those portions of the amounts paid for which no future service by the employees was required. As Wit Capital hires more investment banking and research professionals and participates in more transactions, it expects its compensation expense to grow significantly.

Marketing expense for the three months ended June 30, 1999 increased to $422,000 from $307,000 for the three months ended June 30, 1998. For the six months ended June 30, 1999, marketing expense decreased to $473,000 from $538,000 for the six months ended June 30, 1998. During 1998 marketing expense related to developing Wit Capital's brand name recognition. During 1999, the Company focused on acquiring customers simply by offering access to initial public offerings. Marketing expense in 1999 primarily relates to the planned roll-out of the digital trading facility, and the Company expects these expenses to increase significantly in connection with the continued development of that business.

Occupancy expense for the three months ended June 30, 1999 increased to $213,000 from $46,000 for the three months ended June 30, 1998. For the six months ended June 30, 1999, occupancy expense increased to $304,000 from $89,000 for the six months ended June 30, 1998. Occupancy expense includes costs related to leasing office space in New York and San Francisco and the increase reflects the Company's growth and need for expanded office facilities. Wit Capital opened its San Francisco office in 1998, and leased additional space in its New York office in the first quarter of 1999. As Wit Capital continues to grow and expand its business, it expects occupancy expense will increase.

Data Processing and communications expense for the three months ended June 30, 1999 increased to $884,000 from $120,000 for the three months ended June 30, 1998. For the six months ended June 30, 1999, data processing and communications expense increased to $1.2 million from $271,000 for the six months ended June 30, 1998. Data processing and communications expense includes costs related to market data services, transaction processing, and telephone and other communication charges. These expenses have increased as a result of an increased number of customer accounts and an increased volume of transactions processed. The Company expects these costs will continue to grow as transaction volume increases.

Technology development expense for the three months ended June 30, 1999 increased to $526,000 from $232,000 for the three months ended June 30, 1998. For the six months ended June 30, 1999, technology development expense increased to $862,000 from $283,000 for the six months ended June 30, 1998. This increase resulted from enhancements to Wit Capital's brokerage system and the continued roll-out of the digital trading facility. The Company expects technology development expense to increase as operations continue to grow and as it continues to develop the digital trading facility.

Professional services expense for the three months ended June 30, 1999 increased to $1.1 million from $171,000 for the three months ended June 30, 1998. For the six months ended June 30, 1999, professional services expense increased to $1.8 million from $265,000 for the six months ended June 30, 1998. Professional services expense includes legal, accounting, consulting and recruiting fees which have all increased as the Company hires additional personnel, develops the digital trading facility, and increases its brokerage and investment banking operations.

Depreciation and amortization for the three months ended June 30, 1999 increased to $279,000 from $269,000 for the three months ended June 30, 1998. For the six months ended June 30, 1999, depreciation and amortization increased to $499,000 from $427,000 for the six months ended June 30, 1998. Depreciation and amortization consists primarily of depreciation and amortization of property, equipment and leasehold improvements and amortization of computer software. The increases in depreciation and amortization reflect the increased investments the Company has made in its equipment and developing its facilities. The Company expects these expenses to continue to grow with the roll-out of the digital trading facility.

Brokerage and clearance expense for the three months ended June 30, 1999 increased to $1.1 million from $41,000 for the three months ended June 30, 1998. For the six months ended June 30, 1999, brokerage and clearance expense increased to $1.4 million from $55,000 for the six months ended June 30, 1998. This expense primarily consists of amounts paid to the Company's clearing agent for processing and clearing customers' trades. The increase in brokerage and clearance expense reflects the increased volume and growth of the Company's brokerage operations.

Other expenses for the three months ended June 30, 1999 increased to $966,000 from $245,000 for the three months ended June 30, 1998. For the six months ended June 30, 1999, other expenses increased to $1.3 million from $429,000 for the six months ended June 30, 1998. Other expenses include travel and entertainment, office supplies, registrations and other administrative expenses. Other expenses in 1998 includes write-downs of $164,000 related to media credits the Company had previously acquired but which in view of a revised marketing strategy in 1998, decided not to use. In 1998 and through the second quarter of 1999, the Company experienced an increase in travel and entertainment expenses related to expanding its investment banking business and an increase in general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Historically, Wit Capital has satisfied its cash requirements primarily through private placements of common stock and convertible preferred stock. During June 1999, the Company completed an initial public offering in which it issued 8,740,000 shares of its common stock at $9.00 per share. The Company received approximately $72.8 million in cash proceeds, net of underwriting discounts and offering costs. The Company believes that that its existing cash balances will be sufficient to meet anticipated cash requirements for at least the next twelve months. Wit Capital may, nonetheless, seek additional financing to support its activities during the next twelve months or thereafter. There can be no assurance, however, that additional capital will be available on reasonable terms, if at all, when needed or desired.

Net cash used in operating activities was $9.2 million for the six months ended June 30, 1999, compared to $4.2 million during the same period in the preceding year. Cash used in operating activities for the six months ended June 30, 1999 was primarily from a net loss of $7.7 million, an increase in operating assets of $7.8 million offset by a net increase in operating liabilities of $5.8 million. Cash used in operating activities for the six months ended June 30, 1998 was primarily from a net loss of $3.2 million, a net increase in operating assets of $1.3 million and a decrease in operating liabilities of $530,000.

Cash used in investing activities was $2.7 million for the six months ended June 30, 1999, compared to $214,000 for the six months ended June 30, 1998. Cash used in investing activities for the six months ended June 30, 1999 was primarily from purchases of fixed assets of $2.2 million and to a lesser extent from purchases of computer software of $550,000. Cash used in investing activities for the six months ended June 30, 1998 resulted from purchases of fixed assets of $153,000 and from purchases of computer software of $62,000.

Cash provided by financing activities was $131.1 million for the six months ended June 30, 1999, compared to $3.6 million for the six months ended June 30, 1998. Cash provided by financing activities resulted primarily from net proceeds of $72.8 million received from the initial public offering of our common stock and, to a lesser extent, from $24.9 million in net proceeds received from the issuance of Series E Preferred Stock, now Class B Common Stock, and the grant of warrants to The Goldman Sachs Group, Inc. and from $31.5 million received from issuances of our Series D Preferred Stock, now Class C Common Stock, to accredited investors. Cash provided by financing activities for the six months ended June 30, 1998, was primarily from issuances of our Series A and B Preferred Stock, now Class C Common Stock, to accredited investors.

The Company made significant improvements to its customer care services during the second quarter through an investment of approximately $525,000, which was used to increase the number of call center representatives, improve response time to customer inquiries, and upgrade its processing software and telecommunications equipment. The Company is currently upgrading and expanding the capabilities of its systems infrastructure which at times has been strained by rapid growth. Wit Capital expects infrastructure expenditures to continue as it improves and enhances its online brokerage systems, expands its affinity programs, and continues development of its digital trading facility.

YEAR 2000

The Year 2000 issue involves the potential for system processing and failures of date-related data resulting from computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that contain time-sensitive software may recognize a date using two digits of "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of our operations, including among other things, a temporary inability to process transactions in connection with our investment banking and brokerage activities.

Because the Company is dependent to a very substantial degree upon the proper functioning of computer systems, the failure of any computer system to be Year 2000 compliant could have a materially adverse affect on the Company. Failure of this kind could, for example, cause settlement of trades to fail, lead to incomplete or inaccurate accounting, recording or processing of trades in securities, result in generation of erroneous results or give rise to uncertainty about exposure to trading risks and the Company's need for liquidity. If not remedied, potential risks include business interruption or shutdown, financial loss, regulatory actions, reputational harm and legal liability.

The Company has formed a committee, the Y2K steering committee, to investigate and resolve Year 2000 compliance issues. This committee's mandate is to guide and coordinate the efforts of the various core business units which are working on Year 2000 compliance and to manage the assessment, planning, testing and implementation of Year 2000 compliant systems for the entire company. The Y2K steering committee created a process for developing an inventory of all information systems that the Company uses. The inventory included all internal and external systems that were mission critical. To determine whether a mission critical system posed a potential problem, the
Company:

-        interviewed vendors;
-        analyzed the system with testing software;
-        interviewed programmers and developers; and
-        reviewed program code.

During the planning stage of the project, the Company received additional investments from stockholders which, among other things, permitted the Company to accelerate its replacement strategy. Information systems originally in need of remediation for Year 2000 compliance have been replaced as well as tested for Year 2000 compliance. These systems include:

-        telephone switch and all related instruments;
-        internal LAN and router environment;
-        internal hosted Web site; and
-        the Company's servers.

The Company has completed its internal information technology and non-information technology assessment, remediation and testing efforts and believes that its internal software and hardware systems will function properly with respect to dates in the year 2000 and thereafter. Costs to date related to Year 2000 assessment and remediation plans are $25,000, and the Company estimates that it will have additional remediation costs of $100,000.

In addition, the Company depends upon the proper functioning of third-party computer and non-information technology systems. These parties include depositories, clearing agencies, clearing houses, commercial banks and other vendors. The Company has contacted every material vendor with whom the Company has important financial or operational relationships to determine the extent to which they are vulnerable to the Year 2000 issue. The Company has carefully assessed the responses to the Year 2000 questions asked to these vendors. Each vendor has participated in and passed the Year 2000 compliance tests formulated by the Securities Industry Association. These vendors have also provided the Company with written documentation that they are Year 2000 compliant and confirmed that they have passed the SIA sponsored industry test. Since the Company does not require unique services from any of these vendors, the Company believes the SIA testing indicates general Year 2000 compliance. In the event any of these vendors prove not to be Year 2000 compliant, the Company believes that it could find a replacement vendor who is Year 2000 compliant, although not without significant expense or delay. However, based on management's current information, the Company expects to incur no significant costs in the future for Year 2000 problems.

The Company's contingency planning efforts focus on creating operating plans in the case of internal system errors or failures or those of third party vendors which provide critical services. Management's worst case scenario in connection with Year 2000 issues is that there will be a failure on the part of one or more important vendors and that the Company will experience difficulties in finding replacement vendors. If these vendors are not Year 2000 compliant despite their internal and external testing, the Company, as well as many of their other clients, will face system and processing failures until these issues can be resolved. The Company anticipates that its contingency plan will be completed in the relatively near future.

Disruption or suspension of activity in the world's financial markets is also possible. In addition, uncertainty about the success of remediation efforts generally may cause many market participants to reduce the level of their market activities temporarily as they assess the effectiveness of these efforts during a "phase-in" period beginning in late 1999 and early 2000. This turn could result in a general reduction in trading and other market activities (and lost revenues) as well as reduced funding availability in late 1999 and early 2000. The Company cannot predict the impact that such reduction would have on its business.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company had no holdings of market risk sensitive instruments at June 30, 1999. The Company is, however, exposed to financial market risks, including changes in interest rates and concerns over inflation.

PART II

ITEM 1- LEGAL PROCEEDINGS

The Company is currently subject to claims and legal proceedings arising in the normal course of its business. In the opinion of management, based on discussions with legal counsel, the resolution of such legal proceedings should not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

Additionally, a person formerly associated with the Company has asserted a right to purchase 560,000 shares of common stock at $1.43 per share. In the opinion of management, such assertion is without merit, and the Company intends to contest any lawsuit filed against it. These 560,000 shares of common stock have been reported as forfeited stock options in 1998.

On June 28, 1999, certain customers of the Company filed a purported class action lawsuit in the Superior Court of the State of Delaware in and for New Castle County styled ARTHUR E. BENNING, SR., ET AL. V. WIT CAPITAL GROUP, INC. AND WIT CAPITAL CORPORATION, C.A. No. 99C-06-170 HLA. The seven count complaint alleges the Company with (i) breach of contract for alleged failure to comply with the "anti-flipping policy" contained in the Company's account agreement with its customers; (ii) breach of the implied covenant of good faith and fair dealing by allegedly violating the anti-flipping policy and alleged failure to "maintain adequate computer, communications, personnel, accounting, bookkeeping, and/or other support systems and facilities"; (iii) fraud by reason of the fact that the Company allegedly violated its own anti-flipping policy and its alleged first-come/first-served policy in connection with IPOs; (iv) negligent misrepresentation in its method of allocation of participation in IPOs; (v) breach of fiduciary duty as a broker; (vi) negligence in handling accounts; and
(vii) violation of Delaware's Consumer Fraud Act. The Company intends to defend the lawsuit vigorously. The Company does not believe that the lawsuit should have a material adverse effect on the financial position, results of operations or liquidity of the Company.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

In connection with the Company's initial public offering of its common stock, in May 1999 the Company:

(1) converted all outstanding shares of Old Common Stock into an equivalent number of shares of Class C Common Stock;

(2) created the New Common Stock to be sold in the Company's initial public offering;

(3)    authorized 30,000,000 shares of preferred stock;

(4)    authorized an additional 391,000,000 shares of New Common Stock.

At the time of the Company's initial public offering, the number of authorized shares of common equity was 734,000,000, consisting of 500,000,000 shares of New Common Stock, 75,000,000 shares of Class B Common Stock and 159,000,000 shares of Class C Common Stock. The New Common Stock, the Class B Common Stock and the Class C Common Stock are economically equivalent except that the Class B Common Stock is non-voting and the Class C Common Stock is not transferable until it automatically converts into New Common Stock 180 days after the initial public offering of the Company's New Common Stock.

On June 4, 1999, the Company completed an initial public offering of 8,740,000 shares of its New Common Stock. The managing underwriters in the offering were Bear, Stearns & Co. Inc., Wit Capital Corporation and Thomas Weisel Partners LLC (the "Underwriters"). The shares of common stock sold were registered under the Securities Act of 1933, as amended, by means of a Registration Statement on Form S-1 (File No. 333-74619) which was declared effective on June 3, 1999. The aggregate purchase price of the shares was $78,660,000. Underwriting discounts amounted to $5,506,200, of which $1,295,000 was paid to Wit Capital Corporation. Expenses related to the offering totaled $1,666,000. After deducting the underwriting discount and the offering expenses described above, the Company received net proceeds of $72,782,800. From the time of receipt through June 30, 1999, the proceeds were all applied to working capital.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES
         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5 - OTHER INFORMATION

FORWARD-LOOKING STATEMENTS

The Company has included in this Form 10-Q filing, and from time to time its management may make, statements which may constitute forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but instead represent only the Company's beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of the Company's or its management's control. It is possible that its actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the Company's specific forward-looking statements include:

- a decline in general economic conditions or the United States securities markets;

- the failure of the Company's e-Dealer network to function as anticipated;

- the inability to secure share allotments in underwritten offerings in which the Company participates sufficient to satisfy its customers' demand and generate revenue;

- the inability to ensure sufficient revenue to cover its costs and create profits;

-        problems brought about by the Year 2000 issue; and

-        increasing competitive pressures.

Additional information regarding these and other important factors that could cause actual results to differ from those in the Company's forward-looking statements is contained under the section entitled "Risk Factors" in the Company's Registration Statement on Form S-1 (File No. 333-74619), as filed with the SEC in connection with the Company's initial public offering of common stock. The Company hereby incorporates by reference those risk factors (other than those contained under the headings "Our common stock has never been publicly traded so we cannot predict the extent to which a market will develop for our common stock or how volatile that market will be" and "This offering will cause immediate dilution") into this Form 10-Q.

PROPOSALS OF STOCKHOLDERS

Proposals, if any, of stockholders of the Company intended to be presented at the 2000 Annual Meeting of Stockholders must be received by the Company for inclusion in the appropriate proxy materials no later than January 20, 2000.

SALES OF UNREGISTERED SECURITIES

From May 31, 1999 to June 30, 1999, we issued a total of 151,666 shares of Class C Common Stock to two of our employees upon exercise of their stock options for $1.43 per share.

From May 31,1999 to June 30, 1999, we issued a total of 10,500 shares of Class C Common Stock to a consultant upon exercise of its warrants to purchase common stock for $1.64 per share.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

3.1 --Amended and Restated Certificate of Incorporation of Wit Capital Group,
Inc.

3.2 -- Amended and Restated By-Laws of Wit Capital Group, Inc.

4.1 --Rights Agreement between Wit Capital Group, Inc. and American Stock Transfer & Trust Company, as Rights Agent

10.1 --Stock Incentive Plan of Wit Capital Group, Inc.

27.1 --Financial Data Schedule


       (b) Reports on Form 8-K:

       The Company did not file any reports on Form 8-K during the six months ended June 30, 1999.





                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Wit Capital Group, Inc.
Dated:  August 13, 1999

                        By:            /s/ Ronald Readmond
                                       ----------------------------------------
                                       Ronald Readmond
                                       President and Co-Chief Executive Officer

                        By:            /s/ M. Bernard Siegel
                                       ----------------------------------------
                                       M. Bernard Siegel
                                       Chief Financial Officer