Form 10-Q
period 1999-09-30
WIT CAPITAL GROUP INC
filed 1999-11-15
CIK 1071620

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

COMMISSION FILE NUMBER 0-26225

                            WIT CAPITAL GROUP, INC.
             (exact name of registrant as specified in its charter)

                  DELAWARE                                      13-3900397
        (State or other jurisdiction                   (I.R.S. Employer jurisdiction
      of incorporation or organization)              Industrial Identification Number)

                     826 BROADWAY, NEW YORK, NEW YORK 10003
              (Address of principal executive offices) (Zip Code)
                                 (212) 253-4400
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days: Yes (X) No ( )

As of November 5(th), 1999, there were 72,861,675 shares of the Registrant's common stock outstanding.

PART I--         Financial Information

                 Item 1--Consolidated Financial Statements

                 Consolidated Statements of Financial Condition..............    2

                 Consolidated Statements of Operations for the three and nine
                        months ended September 30, 1999 an 1998..............    3

                 Consolidated Statements of Cash Flows for the nine months
                        ended September 30, 1999 and 1998....................    4

                 Notes to Consolidated Financial Statements..................    5

                 Item 2-- Management's Discussion and Analysis of Results of
                        Operations and Financial Condition...................    9

PART II--        Other Information

                 Item 1--Legal Proceedings...................................   14

                 Item 2--Changes in Securities and Use of Proceeds...........   15

                 Item 3--Default upon Senior Securities......................   15

                 Item 4--Submission of Matters to a Vote of Security
                   Holders...................................................   16

                 Item 5--Other Information...................................   16

                 Item 6--Exhibits and Reports on Form 8-K....................   16

                 Signatures..................................................   17

PART I

ITEM 1--CONSOLIDATED FINANCIAL STATEMENTS

                    WIT CAPITAL GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                                               (UNAUDITED)
                           ASSETS
CASH AND CASH EQUIVALENTS...................................  $  9,376,811    $ 18,110,146
RECEIVABLE FROM CLEARING BROKER.............................     1,799,209         119,312
SECURITIES OWNED, at market or fair value...................   122,337,858         758,293
INVESTMENT BANKING FEES RECEIVABLE..........................     3,568,225         512,952
FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net of
  accumulated depreciation and amortization of $723,363 and
  $243,527 at September 30, 1999 and December 31, 1998,
  respectively..............................................     3,871,007         615,181
COMPUTER SOFTWARE, net of accumulated amortization of
  $854,439 and $560,277 at September 30, 1999 and December
  31, 1998, respectively....................................     4,077,798       1,614,735
PREPAID EXPENSES............................................     1,078,027         144,430
OTHER ASSETS................................................     2,925,803         421,357
                                                              ------------    ------------
      Total assets..........................................  $149,034,738    $ 22,296,406
                                                              ============    ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Accounts payable and accrued expenses.....................  $  9,465,518    $  1,032,463
  Deferred advisory fees....................................       420,988         595,486
  Other liabilities.........................................        85,375          60,203
                                                              ------------    ------------
      Total liabilities.....................................     9,971,881       1,688,152
                                                              ------------    ------------

STOCKHOLDERS' EQUITY:
  Series A Preferred Stock, $.01 par value, 9,000,000 shares authorized, 8,997,952 shares issued and outstanding at
    December 31, 1998.......................................            --          89,980
  Series B Preferred Stock, $.01 par value, 3,000,000 shares authorized, 2,304,982 shares issued and outstanding at
    December 31, 1998.......................................            --          23,050
  Series C Preferred Stock, $.01 par value, 7,445,000 shares authorized, 5,902,750 shares issued and outstanding at
    December 31, 1998.......................................            --          59,028
  Series D Preferred Stock, $.01 par value, 10,000,000
    shares authorized, 9,933,334 shares issued and
    outstanding at December 31, 1998........................            --          99,333
  Common Stock, $.01 par value, 60,000,000 shares
    authorized, 11,264,600 shares issued and outstanding at
    December 31, 1998.......................................            --         112,647
  Common Stock, $.01 par value, 500,000,000 shares
    authorized, 8,740,000 shares issued and outstanding at
    September 30, 1999......................................        87,400              --
  Common Stock, Class B, $.01 par value, 75,000,000 shares
    authorized, 11,666,667 shares issued and outstanding at
    September 30, 1999......................................       116,667              --
  Common Stock, Class C, $.01 par value, 159,000,000 shares
    authorized, 51,915,902 shares issued and outstanding at
    September 30, 1999......................................       519,159              --
  Additional paid-in capital................................   183,562,216      39,534,657
  Notes receivable from stockholders........................   (15,333,070)     (5,750,000)
  Deferred compensation.....................................    (3,539,570)             --
  Accumulated deficit.......................................   (26,349,945)    (13,560,441)
                                                              ------------    ------------
      Total stockholders' equity............................   139,062,857      20,608,254
                                                              ------------    ------------
      Total liabilities and stockholders' equity............  $149,034,738    $ 22,296,406
                                                              ============    ============

 The accompanying notes are an integral part of these consolidated statements.

                    WIT CAPITAL GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                           -----------------------------   -----------------------------
                                           SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                               1999            1998            1999            1998
                                           -------------   -------------   -------------   -------------
REVENUES:
  Investment banking.....................   $ 8,401,027     $   879,340    $ 19,770,061     $ 1,093,538
  Brokerage..............................     2,144,121          49,983       4,145,912         149,364
  Interest...............................     1,807,704          26,761       3,175,973          72,228
  Other..................................        43,130              --         487,461              --
                                            -----------     -----------    ------------     -----------
    Total revenues.......................    12,395,982         956,084      27,579,407       1,315,130
                                            -----------     -----------    ------------     -----------
EXPENSES:
  Compensation and benefits..............     9,862,396       1,481,838      25,008,981       2,720,923
  Brokerage and clearance................     1,342,804          36,921       2,717,939          92,240
  Professional services..................     1,650,102         270,180       3,416,913         534,822
  Data processing and communications.....     1,153,096         199,009       2,336,750         469,784
  Technology development.................       844,957         323,991       1,706,840         607,345
  Marketing..............................       193,297         131,311         666,039         669,300
  Depreciation and amortization..........       364,967         282,305         864,020         709,794
  Occupancy..............................       299,606          87,797         603,109         176,479
  Other..................................     1,751,880         475,198       3,023,972         904,660
                                            -----------     -----------    ------------     -----------
    Total expenses.......................    17,463,105       3,288,550      40,344,563       6,885,347
                                            -----------     -----------    ------------     -----------
    Net loss before equity in net loss of
      subsidiaries.......................    (5,067,123)     (2,332,466)    (12,765,156)     (5,570,217)

    Equity in net loss of subsidiaries...       (24,348)             --         (24,348)             --
                                            -----------     -----------    ------------     -----------

    Net loss.............................   $(5,091,471)    $(2,332,466)   $(12,789,504)    $(5,570,217)
                                            ===========     ===========    ============     ===========

BASIC AND DILUTED NET LOSS PER SHARE:....   $      (.08)    $      (.33)   $       (.40)    $      (.78)
WEIGHTED AVERAGE SHARES USED IN THE
  COMPUTATION OF BASIC AND DILUTED NET
  LOSS PER SHARE:........................    63,345,889       7,159,595      31,902,168       7,108,933

 The accompanying notes are an integral part of these consolidated statements.

                    WIT CAPITAL GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              --------------------------
                                                                  1999          1998
                                                              ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(12,789,504)  $(5,570,217)
  Adjustments to reconcile net loss to net cash used
    in operating activities-
      Noncash expenses......................................       106,772       838,833
      Depreciation and amortization.........................       864,020       709,794
  (Increase) decrease in operating assets-
      Receivable from clearing broker.......................    (1,679,897)     (266,004)
      Securities owned......................................      (537,155)     (211,996)
      Investment banking fees receivable....................    (3,055,273)     (420,918)
      Other assets..........................................    (2,504,446)     (291,081)
      Prepaid expenses......................................      (933,597)      196,527
  Increase (decrease) in operating liabilities-
      Accounts payable and accrued expenses.................     8,433,055      (106,189)
      Deferred advisory fees................................      (174,498)      585,556
      Other liabilities.....................................        25,172       (20,941)
                                                              ------------   -----------
          Net cash used in operating activities.............   (12,245,351)   (4,556,636)
                                                              ------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments, net..................  (121,042,410)           --
  Computer software purchased...............................    (2,847,225)      (63,542)
  Payments for purchases of furniture, equipment and
    leasehold improvements..................................    (3,735,662)     (208,233)
                                                              ------------   -----------
          Cash used in investing activities.................  (127,625,297)     (271,775)
                                                              ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Notes receivable from stockholders........................      (615,833)           --
  Net proceeds from initial public offering of common
    stock...................................................    72,782,731            --
  Proceeds from issuance of common stock....................     2,535,673        10,300
  Net proceeds from issuance of preferred stock.............    56,434,742     9,145,165
                                                              ------------   -----------
          Net cash provided by financing activities.........   131,137,313     9,155,465
                                                              ------------   -----------
          Net decrease in cash and cash equivalents.........    (8,733,335)   (4,327,054)
CASH AND CASH EQUIVALENTS, beginning of period..............    18,110,146     1,110,787
                                                              ------------   -----------
CASH AND CASH EQUIVALENTS, end of period....................  $  9,376,811   $ 5,437,841
                                                              ============   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for-
      Interest..............................................  $      3,228   $     5,743
      Taxes.................................................        18,000        23,581
NON-CASH TRANSACTIONS:
  Issuance of common stock for web site development.........  $         --   $    99,650
  Issuance of common stock to stockholders for notes
    receivable..............................................     8,784,488     4,025,000
  Issuance of common stock for consulting services..........        40,613            --
  Issuance of restricted stock to employees.................       105,310            --

 The accompanying notes are an integral part of these consolidated statements.

                    WIT CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

    Wit Capital Group, Inc. ("WCG" or the "Company") was incorporated on
March 27, 1996 and commenced operations in September 1997. The accompanying unaudited consolidated financial statements include the accounts of WCG and its wholly owned subsidiaries, Wit Capital Corporation ("WCC"), BidPlus Corporation ("BidPlus") and Wit Capital Private Equity Advisors LLC ("WCPEA"). All significant intercompany balances and transactions have been eliminated in consolidation.

    In June 1999, the Company completed an initial public offering and issued 8,740,000 shares of its common stock at a price of $9.00 per share. The Company received approximately $72.8 million in proceeds, net of underwriting discounts and other offering costs. Simultaneously with the closing of the initial public offering, each outstanding share of series A, B, C and D preferred stock was converted into class C common stock. All outstanding shares of series E preferred stock were converted into an equivalent number of shares of class B common stock.

    In July 1999, the Company entered into a joint venture agreement with Trans Cosmos, Inc. and an investment agreement with Mitsubishi Corporation to establish a Japanese Internet investment banking firm now known as Wit Capital Japan Inc. ("Wit Capital Japan"). Wit Capital Japan was incorporated in
August 1999 and is based in Tokyo. Start of operations is anticipated to be early 2000. As anticipated, in October 1999, Wit Capital Japan signed a second round of financing which will reduce the Company's ownership in the joint venture from 60 percent to approximately 30 percent, although the Company has an option to purchase an additional 10 percent within six months of investors funding the second round of financing. The Company accounts for its investment in Wit Capital Japan under the equity method.

    In August 1999, the Company created an alliance with Dawntreader LLC ("Dawntreader"), the investment advisor to an early stage internet fund established in 1998 by the Company's Chairman and Co-Chief Executive Officer. WCPEA holds a 50 percent interest in a newly created, jointly controlled entity, Wit/Dawntreader Advisors LLC which serves as the investment advisor of Arista Capital Partners, LP, a newly formed private equity fund. In October 1999, the Company entered into agreements with the management team of Dawntreader for these individuals to become employees of the Company.

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

                    WIT CAPITAL GROUP, INC. AND SUBSIDIARIES

2. NET LOSS PER SHARE

    The following table sets forth the calculation of shares used in the computation of basic and diluted net loss per share.

                                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                                      SEPTEMBER 30,            SEPTEMBER 30,
                                                  ----------------------   ----------------------
                                                     1999        1998         1999        1998
                                                  ----------   ---------   ----------   ---------
Shares used in computations:
  Weighted average common shares used in
    computation of basic net loss per share.....  63,345,889   7,159,595   31,902,168   7,108,933
  Dilutive effect of common stock equivalents...          --          --           --          --
                                                  ----------   ---------   ----------   ---------
      Weighted average shares used in
        computation of diluted net loss per
        share...................................  63,345,889   7,159,595   31,902,168   7,108,933
                                                  ==========   =========   ==========   =========

    Because the Company reported a net loss in each of the periods above, the calculation of diluted earnings per share does not include convertible preferred stock, options, warrants and common stock collateralizing the notes receivable from stockholders, as they are anti-dilutive and would result in a reduction of net loss per share. If the Company had reported net income, there would have been an additional 21,911,174 and 7,718,642 shares for the quarters ended September 30, 1999 and 1998, respectively, and an additional 14,739,989 and 6,681,244 shares for the nine months ended September 30, 1999 and 1998, respectively included in the calculation of diluted earnings per share.

3. STOCK OPTION PLAN

    WCG has adopted a stock incentive plan (the "Plan") that permits the granting of stock options, restricted stock and other awards to employees, directors and certain consultants of WCG. The exercise price of any share covered by an option granted to a person owning more than 10% of the voting power of all classes of stock of WCG cannot be less than 110% of the fair market value on the day of the grant. The exercise price of any share covered by an option granted to any person cannot be less than 85% of the fair value on the day of the grant. Options expire five or ten years from the date of grant, with the majority of the options expiring in the year 2008.

    As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") WCG has accounted for options granted to employees using the intrinsic value method prescribed by Accounting Practice Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." WCG has granted options with exercise prices that are equal to or greater than management's estimate of the fair value of such common stock at the date of grant, and accordingly, the Company has recorded no related compensation expense. For restricted stock issued with future service requirements, compensation expense is recognized over the relevant vesting period.

    During the period from January 1, 1999 to September 30, 1999, the Company granted options to purchase 7,184,151 shares to employees at exercise prices between $1.43 and $34.88 per share.

4. WARRANTS

    The Company has 6,527,226 outstanding warrants as of September 30, 1999 with a range of exercise prices between $1.43 and $5.57. These warrants are exercisable for 889,931 shares of class C

                    WIT CAPITAL GROUP, INC. AND SUBSIDIARIES

4. WARRANTS (CONTINUED)

common stock (prior to December 7, 1999, and common stock thereafter) and 5,637,295 shares of class B common stock.

5. CONTINGENCIES

    The Company is currently subject to claims and legal proceedings arising in the normal course of its business. In the opinion of management, the resolution of such legal proceedings should not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

    A person formerly associated with the Company has asserted a right to purchase 560,000 shares of common stock at $1.43 per share. In the opinion of management, such assertion is without merit, and the Company intends to contest any lawsuit filed against it. These 560,000 shares of common stock have been reported as forfeited stock options in 1998.

6. CAPITAL REQUIREMENT

    WCC is subject to the SEC's Uniform Net Capital Rule 15c3-1. WCC's net capital, as defined, is required to be the greater of $100,000 or the minimum net capital required based on aggregate indebtedness. As of September 30, 1999 and December 31, 1998, WCC's ratio of aggregate indebtedness to net capital was
 .17 to 1 and .09 to 1 and its net capital was $36,997,059 and $8,446,190, which was $36,586,380 and $8,346,190 in excess of the minimum net capital requirements, respectively.

7. SUBSEQUENT EVENTS

    On October 26, 1999, the Company and enba plc ("enba") announced their intention to combine their efforts to establish a Pan-European investment banking firm, to be known as Wit Capital Europe. Start of operations is anticipated to occur in early 2000. The Company and enba will jointly control Wit Capital Europe and will initially own 55 percent and 45 percent, respectively of the equity of Wit Capital Europe. In proportion to their equity stakes, the Company and enba will contribute an aggregate of $10 million to the joint venture. The Company also entered into a subscription agreement to acquire 189,748 shares of enba in exchange for 1,878,596 shares of the Company's common stock.

    On October 29, 1999 the Company entered into an agreement with SoundView Technology Group, Inc. ("SoundView") to acquire by merger 100 percent of the outstanding shares of SoundView, a Connecticut-based broker-dealer and private investment banking firm focused exclusively on technology. Under the terms of the agreement, the Company will acquire the outstanding shares of SoundView in exchange for approximately $320 million consisting of newly issued common stock, options replacing SoundView options and up to $30 million in cash. The exchange ratio in the merger is subject to adjustment for changes in the market price of the Company's stock from $17.56 up to $18.56 or down to $15.56 and is not adjustable for changes beyond these levels. Accordingly, the final value of the transaction could be either greater or less than $320 million. A limited cash election feature allows each shareholder to receive a cash payment in lieu of common stock subject to an overall limitation, including any shareholders exercising dissenter's rights, of $30 million. The Board of Directors of each company and the shareholders of SoundView have approved the transaction, which is expected to close in January or February 2000. Completion is contingent on Wit Capital stockholder approval, regulatory approval and other customary closing conditions.

                    WIT CAPITAL GROUP, INC. AND SUBSIDIARIES

7. SUBSEQUENT EVENTS (CONTINUED)

    Although the Company has continued to spend and prepare for the roll out of its Digital Trading Facility ("DTF"), it is currently evaluating whether the changes, which have occurred recently regarding after-hours-trading, have materially changed the environment in which the Company planned to operate this facility. The Company's planning for the DTF has also been affected by the need to focus on completing its recently announced SoundView merger and the continuing need to manage and enhance the Company's online brokerage infrastructure for the Company's rapid growth. In light of these developments, the Company has decided to defer its roll out plan until early 2000, while it continues to evaluate how best to maximize the value of its DTF assets. Through September 30, 1999, the Company has capitalized and deferred approximately
$3.6 million in costs related to the DTF.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Wit Capital Group, Inc.'s wholly owned subsidiary, Wit Capital Corporation, was founded in 1996 as the first online investment banking firm. With offices in New York and San Francisco, Wit Capital Corporation is an issuer-driven Internet investment banking firm that offers an array of investment banking services, including underwriting for public offerings, private equity services, strategic advisory, and institutional quality research. Wit Capital Corporation also offers individual investors online brokerage services that include access to IPOs and other securities offerings that in the past have only been available to institutions and wealthy individuals. Wit Capital Group, Inc. completed its initial public offering in June 1999.

    During the first nine months of 1998, Wit Capital Corporation was in an early stage of its operations and generated only minimal revenues from its investment banking and brokerage activities. Accordingly, the Company does not believe that the period to period comparisons of its operating results below are necessarily meaningful and should not be relied upon as indicators of future performance.

PLANNED ACQUISITION

    On October 29, 1999 the Company entered into an agreement with SoundView Technology Group, Inc. ("SoundView") to acquire by merger 100 percent of the outstanding shares of SoundView, a Connecticut-based broker-dealer and private investment banking firm focused exclusively on technology. Under the terms of the agreement, the Company will acquire the outstanding shares of SoundView in exchange for approximately $320 million consisting of newly issued common stock, options replacing SoundView options and up to $30 million in cash. The exchange ratio in the merger is subject to adjustment for changes in the market price of the Company's stock from $17.56 up to $18.56 or down to $15.56 and is not adjustable for changes beyond these levels. Accordingly, the final value of the transaction could be either greater or less than $320 million. A limited cash election feature allows each shareholder to receive a cash payment in lieu of common stock subject to an overall limitation, including any shareholders exercising dissenter's rights, of $30 million. The acquisition will be accounted for using the purchase method. The Board of Directors of each company and the shareholders of SoundView have approved the transaction, which is expected to close in January or February 2000. Completion is contingent on Wit Capital stockholder approval, regulatory approval and other customary closing conditions.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998

REVENUES

    The Company's total revenues for the three months ended September 30, 1999 were $12.4 million compared to $1 million for the three months ended
September 30, 1998. The Company's total revenues for the nine months ended September 30, 1999 were $27.6 million compared to $1.3 million for the nine months ended September 30, 1998.

    Investment banking revenue for the three months ended September 30, 1999 increased to $8.4 million from $879,340 for the three months ended
September 30, 1998. For the nine months ended September 30, 1999, revenue from investment banking increased to $19.8 million from $1.1 million for the nine months ended September 30, 1998. During 1998, the revenue the Company generated from underwriting activities was limited since the Company received none or negligible portions of management fees paid to co-managing underwriters and underwriting sales credits reflected the Company's limited allocations of the shares being underwritten. During 1999, the Company has begun to receive larger management fees and allocations of the shares in the offerings in which the Company is participating and has experienced a general increase in the number of offerings in which it participates. Wit Capital's revenues related to financial advisory services have also increased as a result of an increase in strategic advisory relationships and frequency of transactions.

    The Company participated in a total of 33 securities offerings in the third quarter of 1999, 16 as co-manager and 17 as syndicate member, compared to the third quarter of 1998 during which the Company participated in 10 offerings as syndicate member. During the third quarter of 1999 Wit Capital retained
6.8 million shares (including designated shares) compared to 74,500 shares in the third quarter of 1998.

    The Company participated in a total of 94 securities offerings during the first nine months of 1999, 45 as co-manager and 49 as syndicate member compared to the first nine months of 1998 during which the Company participated in 28 offerings as syndicate member. For the first nine months of 1999, total shares underwritten by Wit Capital were 14.8 million, compared to 1.3 million shares underwritten during the first nine months of 1998. Of the shares underwritten above, during the first nine months of 1999 Wit Capital retained 15.5 million shares (including designated shares) compared to 338,000 shares in the first nine months of 1998. These figures do not include 2.28 million shares of its own stock distributed to customers during the Company's initial public offering in June 1999.

    Brokerage revenue for the three months ended September 30, 1999 increased to $2.1 million from $50,000 for the three months ended September 30, 1998. For the nine months ended September 30, 1999, revenue from brokerage activities increased to $4.1 million from $149,000 for the nine months ended September 30, 1998. Wit Capital charges its customers a brokerage commission of $14.95 for market orders and $19.95 for limit orders. The increase in this revenue resulted primarily from an increase in the number of customer accounts opened and an increase in the number of trades executed for Wit Capital's customers. The average daily number of trades executed for the three and nine month periods ended September 30, 1999 was 1,833 and 1,217; compared to 45 and 27 for the three and nine month periods ended September 30, 1998. As of September 30, 1999 total accounts numbered 85,100 compared to 7,820 total accounts as of September 30, 1998. As of September 30, 1999, total active accounts numbered 52,885.

    Interest income for the three months ended September 30, 1999 increased to $1.8 million from $27,000 for the three months ended September 30, 1998. For the nine months ended September 30, 1999, interest income increased to $3.2 million from $72,000 for the nine months ended September 30, 1998. The Company earns interest income from the investment of cash balances raised through financing activities until the funds are used in its business. During the first nine months of 1999, the Company's average monthly cash balance was $78.3 million as compared to a monthly average of $1.5 million for the first nine months of 1998.

    Other revenue for the three months ended September 30, 1999 increased to $43,000 from $0 for the three months ended September 30, 1998. For the nine months ended September 30, 1999, other revenue increased to $487,000 from $0 for the nine months ended September 30, 1998. For the three and nine month periods ended September 30, 1999, other revenue primarily consisted of gains on the mark to market and sale of equity securities that the Company received as consideration for financial advisory services.

EXPENSES

    Compensation and benefits expense for the three months ended September 30, 1999 increased to $9.9 million from $1.5 million for the three months ended September 30, 1998. For the nine months ended September 30, 1999, compensation and benefits expense increased to $25 million from $2.7 million for the nine months ended September 30, 1998. Compensation and benefits expense consists of salaries, bonuses and other benefits paid or provided to Wit Capital's employees. The increase in compensation expense primarily relates to an increase in the number of employees from 58 as of September 30, 1998 to 216 as of September 30, 1999. Additionally, in February 1999, the Company entered into employment contracts with several professionals which entitled them to a total of $5.5 million in upfront payments. The Company recognized compensation expense of $2.6 million related to those portions of the amounts paid for which no future service by the employees was required. As Wit Capital continues to hire more investment banking and research professionals and participate in more transactions, it expects its compensation expense to grow.

    Professional services expense for the three months ended September 30, 1999 increased to $1.7 million from $270,000 for the three months ended
September 30, 1998. For the nine months ended September 30, 1999, professional services expense increased to $3.4 million from $535,000 for the nine months ended September 30, 1998. Professional services expense includes legal, consulting, accounting, and recruiting fees which have increased as the Company continues to make improvements to its customer service and infrastructure, hire additional personnel, develop the digital trading facility, and increase its brokerage and investment banking operations.

    Brokerage and clearance expense for the three months ended September 30, 1999 increased to $1.3 million from $37,000 for the three months ended
September 30, 1998. For the nine months ended September 30, 1999, brokerage and clearance expense increased to $2.7 million from $92,000 for the nine months ended September 30, 1998. This expense primarily consists of amounts paid to the Company's clearing agent for processing and clearing customers' trades. The increase in brokerage and clearance expense reflects the increased volume and growth of the Company's brokerage operations.

    Data processing and communications expense for the three months ended September 30, 1999 increased to $1.2 million from $199,000 for the three months ended September 30, 1998. For the nine months ended September 30, 1999, data processing and communications expense increased to $2.3 million from $470,000 for the nine months ended September 30, 1998. Data processing and communications expense includes costs related to market data services, transaction processing and telephone and other communication charges. These expenses have increased as a result of an increased number of active customer accounts and an increased volume of transactions processed. The Company expects these costs will continue to grow as transaction volume increases.

    Technology development expense for the three months ended September 30, 1999 increased to $845,000 from $324,000 for the three months ended September 30, 1998. For the nine months ended September 30, 1999, technology development expense increased to $1.7 million from $607,000 for the nine months ended September 30, 1998. This increase resulted from continued enhancements to Wit Capital's technology infrastructure, the development of the new Wit Capital web site as well as costs associated with the digital trading facility. The Company expects technology development expense to increase as operations continue to grow and as the Company continues to invest in its infrastructure.

    Depreciation and amortization for the three months ended September 30, 1999 increased to $365,000 from $282,000 for the three months ended September 30, 1998. For the nine months ended September 30, 1999, depreciation and amortization increased to $864,000 from $710,000 for the nine months ended September 30, 1998. Depreciation and amortization consists primarily of depreciation and amortization of property, equipment and leasehold improvements and amortization of computer software. The increases in depreciation and amortization reflect the increased investments the Company has made in its technology, equipment and facilities. The Company expects these expenses to continue to grow as it continues to invest in technology and infrastructure.

    Occupancy expense for the three months ended September 30, 1999 increased to $300,000 from $88,000 for the three months ended September 30, 1998. For the nine months ended September 30, 1999, occupancy expense increased to $603,000 from $176,000 for the nine months ended September 30, 1998. Occupancy expense includes costs related to leasing office space in New York and San Francisco and the increase reflects the Company's growth and need for expanded office facilities. Wit

Capital opened its San Francisco office in 1998, and leased additional space in New York in the third quarter of 1999. As Wit Capital continues to grow and expand its business, it expects occupancy expense to increase.

    Marketing expense for the three months ended September 30, 1999 increased to $193,000 from $131,000 for the three months ended September 30, 1998. For the nine months ended September 30, 1999, marketing expense remained constant at $666,000 as compared to $669,000 for the nine months ended September 30, 1998. During 1998 marketing expense related to developing Wit Capital's brand name recognition. During 1999, the Company focused on acquiring customers simply by offering access to initial public offerings. Marketing expense in 1999 primarily relates to the development of the digital trading facility, and the Company expects these expenses to increase in connection with the continued development of that business.

    Other expenses for the three months ended September 30, 1999 increased to $1.8 million from $475,000 for the three months ended September 30, 1998. For the nine months ended September 30, 1999, other expenses increased to $3 million from $905,000 for the nine months ended September 30, 1998. Other expenses include travel and entertainment, office supplies, registrations and other administrative expenses which have all increased as the Company continues to expand its business and operations. Other expenses in 1998 includes write-downs of $287,000 related to media credits the Company had previously acquired but which in view of a revised marketing strategy in 1998, decided not to use. In the third quarter of 1999, other expenses includes $750,000 in primarily non-recurring costs associated with our brokerage operations and past vendor and other relationships.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, Wit Capital has satisfied its cash requirements primarily through private placements of common stock and convertible preferred stock. During June 1999, the Company completed an initial public offering in which it issued 8,740,000 shares of its common stock at $9.00 per share. The Company received approximately $72.8 million in cash proceeds, net of underwriting discounts and offering costs. The Company believes that its existing cash balances will be sufficient to meet anticipated cash requirements for at least the next twelve months. Wit Capital may, nonetheless, seek additional financing to support its activities during the next twelve months or thereafter. There can be no assurance, however, that additional capital will be available on reasonable terms, if at all, when needed or desired.

    Net cash used in operating activities was $12.2 million for the nine months ended September 30, 1999, compared to $4.6 million during the same period in the preceding year. Cash used in operating activities for the nine months ended September 30, 1999 was primarily from a net loss of $12.8 million, an increase in operating assets of $8.7 million offset by a net increase in operating liabilities of $8.3 million. Cash used in operating activities for the nine months ended September 30, 1998 was primarily from a net loss of $5.6 million, a net increase in operating assets of $993,000, and an increase in operating liabilities of $458,000.

    Cash used in investing activities was $127.6 million for the nine months ended September 30, 1999, compared to $272,000 for the nine months ended September 30, 1998. Cash used in investing activities for the nine months ended September 30, 1999 was primarily for purchases of short-term investment securities of $121 million, fixed asset purchases of $3.7 million and purchases of computer software of $2.8 million. Cash used in investing activities for the nine months ended September 30, 1998 resulted from purchases of fixed assets of $208,000 and from purchases of computer software of $64,000.

    Cash provided by financing activities was $131.1 million for the nine months ended September 30, 1999, compared to $9.2 million for the nine months ended September 30, 1998. Cash provided by financing activities resulted primarily from net proceeds of $72.8 million received from the initial public offering of Wit Capital's common stock and from $24.9 million in net proceeds received from the issuance of Series E Preferred Stock, now Class B Common Stock, and the grant of warrants to The

Goldman Sachs Group, Inc. and from $31.5 million received from issuances of the Company's Series D Preferred Stock, now Class C Common Stock, to accredited investors. Cash provided by financing activities for the nine months ended September 30, 1998, was primarily from issuances of our Series A and B Preferred Stock, now Class C Common Stock, to accredited investors.

    On October 26, 1999, the Company and enba plc ("enba") announced their intention to combine their efforts to establish a Pan-European investment banking firm, to be known as Wit Capital Europe. Start of operations is anticipated to occur in early 2000. The Company and enba will jointly control Wit Capital Europe and will initially own 55 percent and 45 percent, respectively of the equity of Wit Capital Europe. In proportion to their equity stakes, the Company and enba will contribute an aggregate of $10 million to the joint venture. The Company also entered into a subscription agreement to acquire 189,748 shares of enba in exchange for 1,878,596 shares of the Company's common stock.

    The Company continued to make significant improvements to its customer care services during the third quarter increasing the number of call center representatives, improving response time to customer inquiries, and upgrading its processing software and telecommunications equipment. The Company is currently upgrading and expanding the capabilities of its systems infrastructure which at times has been strained by rapid growth. Wit Capital expects infrastructure expenditures to continue as it improves and enhances its online brokerage systems, expands its affinity programs, and continues development of its digital trading facility.

UPDATE ON DIGITAL TRADING FACILITY

    Although the Company has continued to spend and prepare for the roll out of its Digital Trading Facility ("DTF"), it is currently evaluating whether the changes, which have occurred recently regarding after-hours-trading, have materially changed the environment in which the Company planned to operate this facility. Among the factors that the Company is evaluating are:

    - the proliferation of companies offering after-hours-trading services, many of whom have far greater resources than the Company;

    - the fragmentation in after-hours-trading and the attendant problems of assuring best execution for orders;

    - the changes in regulatory environment, including the expanding role of multiple ECNs;

    - the expansion into after-hours-trading by NASDAQ and the major stock exchanges;

    - the uncertainty associated with the Company's processing of trades after 8:00 PM because of its reliance on a major service bureau's ability to change its systems prior to the Y2K moratoriums that are expected to be put in place on December 1, 1999.

    The Company's planning for the DTF has also been affected by the need to focus on completing its recently announced SoundView merger and the continuing need to manage and enhance the Company's online brokerage infrastructure for the Company's rapid growth. In light of these developments, the Company has decided to defer its roll out plan until early 2000, while it continues to evaluate how best to maximize the value of its DTF assets. Through September 30, 1999, the Company has capitalized and deferred approximately $3.6 million in costs related to the DTF.

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

    - internal LAN and router environment;

    - internal hosted Web site; and

    - the Company's servers.

    The Company has completed its internal information technology and non-information technology assessment, remediation and testing efforts and believes that its internal software and hardware systems should function properly with respect to dates in the year 2000 and thereafter. Costs to date related to Year 2000 assessment and remediation plans are $175,000.

    In addition, the Company depends upon the proper functioning of third-party computer and non-information technology systems. These parties include depositories, clearing agencies, clearing houses, commercial banks and other vendors. The Company has contacted every material vendor with which the Company has important financial or operational relationships to determine the extent to which they are vulnerable to the Year 2000 issue. The Company has assessed the responses to the Year 2000 questions asked to these vendors. Each vendor has participated in and passed the Year 2000 compliance tests formulated by the Securities Industry Association. These vendors have also provided the Company with written documentation that they are Year 2000 compliant and confirmed that they have passed the SIA sponsored industry test. Since the Company does not require unique services from any of these vendors, the Company believes the SIA testing indicates general Year 2000 compliance. In the event any of these vendors prove not to be Year 2000 compliant, the Company believes that it could find a replacement vendor which is Year 2000 compliant, although not without significant expense or delay. However, based on management's current information, the Company expects to incur no significant costs in the future for Year 2000 problems.

    The Company's contingency planning efforts focus on creating operating plans in the case of internal system errors or failures or those of third party vendors which provide critical services. In general, the contingency plan provides for the employment of alternate service providers, communication means and manual processes. Management's worst case scenario in connection with Year 2000 issues is that there will be a failure on the part of one or more important vendors and that the Company will experience difficulties in finding replacement vendors. If these vendors are not Year 2000 compliant despite the results of their internal and external testing, the Company, as well as many of their other clients, will face system and processing failures until these issues can be resolved.

    Disruption or suspension of activity in the world's financial markets is also possible. In addition, uncertainty about the success of remediation efforts generally may cause many market participants to reduce the level of their market activities temporarily as they assess the effectiveness of these efforts during a "phase-in" period beginning in late 1999 and early 2000. This turn could result in a general reduction in trading and other market activities (and reduced revenues) as well as reduced funding availability in late 1999 and early 2000. The Company cannot predict the impact that such reduction would have on its business.

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company's primary objectives of its investment activities are to preserve principal while maximizing yield without significantly increasing risk. The Company invests its excess cash in money market funds, short-term obligations issued by the U.S. Government and its agencies and in high-quality corporate issuers. The Company's investment portfolio is subject to market risk for changes in interest rates. The Company has established investment guidelines that specify credit quality requirements as well as diversification requirements by issuer and type of security. The Company does not hold derivative financial instruments in its investment portfolio.

PART II

ITEM 1--LEGAL PROCEEDINGS

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

ITEM 2--CHANGES IN SECURITIES AND USE OF PROCEEDS

    The Company continues to use the net proceeds from its IPO for working capital purposes. The Company expects to continue to use the proceeds for working capital purposes and for strategic acquisitions or investments.

ITEM 3--DEFAULT UPON SENIOR SECURITIES

    None

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5--OTHER INFORMATION

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

    - increasing competitive pressures; and

    - the factors discussed on page 13 under the heading "Update on Digital Trading Facility".

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

SALES OF UNREGISTERED SECURITIES

    From July 1, 1999 to September 30, 1999, the Company issued a total of 200,000 shares of restricted Class C Common Stock to six of its employees.

    From July 1,1999 to September 30, 1999, the Company issued a total of 109,369 shares of Class C Common Stock to a consultant upon exercise of its warrants to purchase common stock for $1.43 per share.

    From July 1, 1999 to September 30, 1999 the Company issued a total of 61,560 shares of Class C Common stock to 21 of its employees upon exercise of their stock options for $1.43--$2.14 per share.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

10.1--Stock Incentive Plan of Wit Capital Group, Inc., as amended October 14,
1999

27.1--Financial Data Schedule

    (b) Reports on Form 8-K:

    The Company did not file any reports on Form 8-K during the quarter ended September 30, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 15, 1999                               Wit Capital Group, Inc.

                                                       By:  /s/ RONALD READMOND
                                                            -----------------------------------------
                                                            Ronald Readmond
                                                            PRESIDENT AND CO-CHIEF EXECUTIVE OFFICER

                                                       By:  /s/ M. BERNARD SIEGEL
                                                            -----------------------------------------
                                                            M. Bernard Siegel
                                                            CHIEF FINANCIAL OFFICER