Form 10-K405
period 1999-12-31
WIT CAPITAL GROUP INC
filed 2000-03-30
CIK 1071620

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                               ------------------
                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                         COMMISSION FILE NUMBER 0-26225
                           --------------------------
                            WIT CAPITAL GROUP, INC.

             (Exact Name of Registrant as Specified in Its Charter)

               DELAWARE                                     13-3900397
    (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
    Incorporation or Organization)

   826 BROADWAY, NEW YORK, NEW YORK                           10003
    (Address of Principal Executive                         (Zip Code)
               Offices)

       Registrant's telephone number, including area code (212) 253-4400

          Securities Registered Pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
                    None                                           None

          Securities Registered Pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                                (TITLE OF CLASS)
                           --------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes /X/

    The market value of the Common Stock held by non-affiliates of the registrant was $751,287,233 based on the last reported sale price of the Registrant's Common Stock on the NASDAQ National Market as of the close of business on February 29, 2000. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its common equity are affiliates of the registrant.

    As of February 29, 2000, there were 75,964,719 shares of the Registrant's Common Stock outstanding and 11,666,666 shares of the Registrant's Class B Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE.

    Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended December 31, 1999 are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            WIT CAPITAL GROUP, INC.

                          1999 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                      PART I
Item 1.     Business....................................................      1
Item 2.     Properties..................................................     12
Item 3.     Legal Proceedings...........................................     12
Item 4.     Submission of Matters to a Vote of Security Holders.........     13

                                     PART II

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................     14
Item 6.     Selected Financial Data.....................................     16
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................     17
Item 7A.    Quantitative and Qualitative Disclosures About Market
            Risk........................................................     22
Item 8.     Financial Statements and Supplementary Data.................     23
Item 9.     Changes in and Disagreements with Accountants on Accounting      23
            and Financial Disclosure....................................

                                     PART III

Item 10.    Directors and Executive Officers of the Registrant..........     23
Item 11.    Executive Compensation......................................     23
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................     23
Item 13.    Certain Relationships and Related Transactions..............     23

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.........................................................     24

    Certain statements in this report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, which include all of the statements relating to our merger with SoundView Technology Group, Inc., that include the words "expect," "expected," "believe," and "should", involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or those of the industry in which we operate, to be materially different from any expected future results, performance or achievements expressed or implied in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those economic factors that affect the market for capital raising, including initial public offerings and those factors discussed in the Registration Statement of our initial public offering of common stock, the Proxy and Registration Statement relating to the merger with SoundView and periodic reports filed from time to time with the Securities & Exchange Commission.

    Unless otherwise indicated, the terms "We" and the "Company" refer to the combined company of Wit Capital Group, Inc. and subsidiaries including and after its merger with SoundView Technology Group, Inc. References to "Wit Capital" refer to Wit Capital Group, Inc. and its subsidiaries, prior to the merger with SoundView Technology Group, Inc. and references to "SoundView" refer to SoundView Technology Group, Inc. and its subsidiaries. In March 2000, SoundView Technology Group, Inc. changed its name to Wit SoundView Corporation.

    The financial information presented and discussed in this document represents the historical financial performance of Wit Capital Group, Inc. and does not include the results of operations or financial condition of SoundView for any of the periods discussed or presented.

                                     PART I

ITEM 1. BUSINESS

    Our business is comprised of investment banking and brokerage. We have also established private equity funds for venture capital investing in Internet and technology companies. On January 31, 2000 we completed our merger with SoundView Technology Group, Inc., an investment banking firm focused exclusively on technology. The merger positions us to be a market leader in Internet and technology investment banking with one of the largest banking and research groups focused exclusively on these sectors. It also enables us to significantly expand our Internet-based product offerings both in numbers of shares distributed to our customers and in breath of timely research coverage which will be broadly accessible through the Internet.

    Our business was started as an Internet investment banking and brokerage firm that uses electronic mail and the Internet to offer and sell shares in public offerings, primarily of companies in Internet related business, to individuals. With the addition of SoundView, we added a focus on the technology sector and acquired an active base of corporate and institutional customers. SoundView's core strength has been its research coverage of the information technology sector. Their business builds upon its in-depth research to provide investment banking services and institutionally focused sales and trading in information technology stocks. Following the merger with SoundView, we are combining our business under the name Wit SoundView. SoundView Technology
Group, Inc. has changed its name to Wit SoundView Corporation as part of this process. By combining the Wit Capital and SoundView research coverage and distribution capabilities, we have significantly expanded our investment banking activities.

INVESTMENT BANKING

    As the Internet and other technological means rapidly become a critical medium for collecting and exchanging information and conducting commerce for nearly all businesses, we believe that corporate clients will gravitate towards those investment banking firms that leverage their knowledge and expertise about the Internet and technology. The speed of this development is driven by the Internet's and other technologies' power to reduce costs related to the sale and delivery of traditionally provided goods and services and by its capacity to support new forms of business-to-business, business-to-consumer and consumer-to-consumer relationships.

    We believe the Internet will open the equity markets to individual investors and thereby change the model of capital formation that exists today. In particular, we believe that the Internet presents the opportunity to align the interests of individual investors and corporate issuers by making public offering materials and investment research available to individuals on a timely basis and by providing individual investors the opportunity to purchase new issue shares at the offering price. Traditionally, major underwriters have presented public offerings primarily to select institutional purchasers, which, as a result, have played a dominant role in pricing new issues. Individual investors, who account for approximately 43% of direct ownership of publicly traded equity securities, have been largely excluded from these offerings. We believe that a primary reason for this is the extensive human effort and cost required to market equity offerings with printed prospectuses and to monitor and confirm the interest of numerous individuals by person-to-person communication. By marketing public offerings to individual investors electronically, we believe underwriters and corporate issuers will be able to access efficiently the retail market and will have at hand instantaneous information as to the level of retail interest for their equity offerings. This information about individual investor interest in public offerings should lead to more accurate pricing.

    We have a team of 112 investment banking and research professionals with broad abilities to perform traditional investment banking functions such as deal selection and origination, due diligence, valuation, deal structuring and prospectus preparation. Our investment bankers, research personnel, executive officers and investors have strong relationships with corporate issuers, venture capitalists and other influential persons and entities in the financial services sector. In addition, our senior investment banking and research professionals have a strong history of working with Internet and technology companies and developing Internet and technology strategies and businesses.

    Our investment banking services are divided into four principal categories: public underwriting, research, financial advisory services and private equity.

PUBLIC UNDERWRITING

    Wit Capital pioneered the business of online retail distribution of shares in public offerings. As a result, we have benefited from publicity and word of mouth exposure, which we believe has established us as a leading provider of online investment banking services. With the addition of SoundView, we added a broader focus to our public underwriting capabilities in the technology sector. We are capitalizing on SoundView's competitive advantages arising from its relationships, research, trading and distribution capabilities in the technology industries for our underwriting efforts. In 1999, Wit Capital participated in 128 public equity offerings, including 103 initial public offerings; SoundView participated in an additional 143 equity offerings, including 105 initial public offerings. In that year, Wit Capital retained for sale to their customers a total of 24.1 million shares, including directed shares, in these public offerings.

    As a result of our merger with SoundView, we believe our customers will see more offerings available through our combined distribution channels. By melding our Internet retail distribution strengths with SoundView's well-established access to the largest institutional Internet and technology investors, our client issuers will enjoy a stronger platform for their capital raising needs, and both individual and institutional investors will enjoy access to an increased number of shares from a broader selection of companies and a more comprehensive body of easily accessible online research.

    In every transaction, we accept underwriting risks and liabilities in the same manner as do traditional investment banking firms, and we perform the requisite services, such as assisting in deal structure, due diligence and prospectus preparation. In contrast to the way securities are offered and sold by traditional underwriters, however, we offer and sell shares to individual investors on a modified first-come, first-served basis. By modified first-come, first-served, we mean that we treat all conditional offers to purchase shares in an initial public offering received before a specified time--typically
11:59 P.M. (ET) on the day we send e-mail notices of the offering--as if they had been submitted at the same time. Thereafter, conditional offers are accepted on a first-come, first-served basis, subject to exceptions set forth in our rules. If we have more demand for shares from the customers that are treated as having submitted their offers at the same time than we have to distribute, we use a random number generator to select those customers to receive an allocation. While we reserve the right to set minimum and maximum limits for allocations, we try to allocate the shares we retain for distribution in 100 share increments in order to achieve a broad distribution. For certain issuers, we also facilitate special or affinity distributions to online investors having some existing relationship with the issuer, such as their customers, shareholders, suppliers and employees.

    We have developed an automated Web-based system to handle securities offerings to our individual customers. This automated system includes basic brokerage functions through which these investors can view offering documents and enter orders to purchase securities. The system assists our policy of discouraging "flipping" of securities. Flipping generally refers to buying shares in an initial public offering and selling them immediately for a profit. By tracking these customers' holding and sale of the underwritten securities they purchase from us, our system assists our policy of discouraging our customers' selling of these securities before 60 days have elapsed. Customers who flip lose priority for a period of time to customers who have not flipped in our modified first-come, first-served selling process. The system also includes a fully automated electronic order book.

    We offer issuers contemplating public offerings several capabilities:

    - We provide broad dissemination of offerings to online individual investors, which should result in more demand for shares once they are publicly traded. For retail-oriented issuers, such broad dissemination should also result in increased customer awareness for the issuer's products or services.

    - We broaden the investor demand for the issuer's shares by providing a timely and cost-effective way to access groups having an affinity relationship with the issuer, such as customers, shareholders, suppliers or employees.

    - We are able to deliver and analyze data about the retail demand for a proposed offering by collecting conditional offers from online individual investors in our central electronic order book. This should enable issuers to negotiate more appropriate prices for their shares as compared to prices negotiated primarily on the basis of data about institutional investor interest.

    - We offer broad online dissemination to individuals of investment research, which should result in more interest in and recognition of the issuer among individual investors in the secondary market.

    We also operate, with the addition of SoundView, an extensive market-making operation to support our investment banking and institutional brokerage services. As of March 15, 2000, we were market-makers in over 200 technology and Internet companies. Our trading team currently comprises nine Nasdaq position traders, four listed traders and 14 sales traders. Our market-makers are a source of liquidity to some of the world's largest institutional traders. We believe that the addition of SoundView's market-making activities will allow us to garner sizable share allotments in initial public stock offerings. Additionally, we believe this trading team will satisfy the after-market support that most issuers require from an underwriter.

    Historically, Wit Capital and SoundView focused on public offerings of common stock. In the future, we intend to explore opportunities to extend our investment banking services to include preferred stock, convertible securities and other debt and debt-related securities that we believe will appeal to our individual and institutional customers.

RESEARCH

    We believe that our focus on the Internet and information technology sector is crucial to success in meeting the needs of our corporate clients for investment and strategic advice. SoundView's research universe historically has been segmented in a manner which provides in-depth analysis of the secular and cyclical trends within each individual sector. In addition to gaining an in-depth understanding of the secular and cyclical trends within individual industry sectors, the research professionals maintain close relationships with key industry participants in each of those sectors. These key participants include public and private technology companies, venture capital and institutional investors, technical experts and professional service providers. Through these relationships, we expect to gain opportunities to participate actively in the capital raising and other corporate activity of these technology companies. SoundView has a continuing strategic partnership with the Gartner Group that provides access to over 750 Gartner Group research analysts worldwide as well as unique insight into end-user demand through the numerous surveys which are conducted at conferences organized by the Gartner Group. In addition, we have entered into a strategic relationship with the Giga Group that provides access to their analysts, their customers for survey purposes, and participation in their research meetings on an exclusive basis.

    As of March 15, 2000, we provided research coverage for over 235 companies. Our research universe is comprised of the following Internet and technology industry groups and segments:

SOFTWARE                  COMPONENTS         COMMUNICATIONS          SYSTEMS             INTERNET
--------               -----------------   ------------------   -----------------   -------------------
Internet               Semiconductors      telecom/datacom/     design automation   e-commerce/other
Infrastructure/        semiconductor       software photonics   enterprise          marketplaces
e-commerce software/   capital equipment   wireless services    systems             online healthcare
service/security                           wireless equipment   PC/peripherals      e-finance
enterprise software                                             channels/contract   media/new media
enterprise                                                      manufacturing       web hosting
applications                                                                        internet service
                                                                                    providers
                                                                                    application service
                                                                                    providers

    We currently employ 47 research professionals. In order to achieve the depth of coverage required to maintain a leading technology research product, we must often recruit specific industry and technical experience and train the analysts in financial analysis disciplines. This specialization enables our analysts to produce sophisticated research which is valued by our institutional clients and also allows them to publish industry and thematic pieces which distinguish them as experts in their respective fields. Our analysts work closely with our investment banking professionals to identify those companies that will evolve as leaders in their industries. It is with these companies that we seek to develop long-term relationships helping to manage their capital raising activities and offering strategic advice.

    In contrast to established research practices--where high quality research is closely held and shared only with a brokerage firm's favored clients--we disseminate our research for free on our Web site to our customers. We do not charge customers, brokerage firms or Web content or portal sites for our research. We believe that this strategy helps us to build brand recognition, without the cost of advertising or marketing.

    We will continue to hold SoundView's annual Technology Outlook Conference which has become a leading venue for the top technology companies to present their stories to hundreds of technology focused institutional investors in their industries. In 1999, a total of 99 public and private companies made presentations to 320 of the senior investment professionals at 253 institutions. In addition to this major conference, we will sponsor industry specific conferences in the photonics, semiconductor, software and other areas.

STRATEGIC ADVISORY SERVICES

    In addition to our capital raising services, we also offer corporate clients a broad range of advisory services, including those related to developing Internet strategies and businesses, mergers and acquisitions, divestitures and valuations. These activities compliment our public and private equity businesses and allow us to offer a mix of investment banking services to our clients during the course of their development. Our expertise in the technology sector coupled with our senior management's advisory relationships with a number of corporations position us to receive advisory service assignments that, in turn, enhance our reputation and lead to capital raising and other investment banking engagements.

PRIVATE EQUITY

    We have a private equity group that assists private and public corporate issuers, as well as investment funds, in raising private capital. The private equity group is focused on raising equity capital from traditional institutional and venture capital sources and strategic investors. In the future, we plan to offer private equity to high net worth individual investors online.

BROKERAGE

    We offer our institutional customers a variety of sales and trading services. We are able to leverage our expertise in technology entities through a sales force with a comprehensive understanding of the complex and diverse technologies at the heart of technology-focused investments. The extensive market-making operations we acquired in the merger with SoundView are a trusted source of liquidity to some of the world's largest institutional lenders. At March 15, 2000, we employed 68 institutional sales and trading professionals operating out of our offices in Stamford and San Francisco.

    We offer to our retail customers online brokerage services such as stock and option trading, access to more than 3,800 mutual funds, and record management as well as cash management services and market information. These services are provided through the Internet and touch-tone telephone access. Our ordinary retail commission rates are $14.95 for market orders and $19.95 for limit orders. As part of our online brokerage services, we provide news and other information services through arrangements with third-party vendors, including CBS Marketwatch, Free Edgar, IPO Central, Smartmoney.com, Stockpoint, Reuters and Red Herring.

    The following table shows the growth in (1) the number of retail customers who have opened accounts and have active accounts with us and (2) the daily average number of secondary market trades these customers have executed through us. Secondary market trades, which involve the buying and selling of publicly traded securities, do not include shares purchased in public offerings.

                               APPROXIMATE NUMBER OF    APPROXIMATE NUMBER OF      DAILY AVERAGE NUMBER OF
                               CUSTOMER ACCOUNTS AT    ACTIVE CUSTOMER ACCOUNTS    SECONDARY MARKET TRADES
                                    PERIOD END              AT PERIOD END         DURING THREE-MONTH PERIOD
                               ---------------------   ------------------------   -------------------------
March 31, 1998...............          3,100                         (A)                       12
June 30, 1998................          5,300                         (A)                       25
September 30, 1998...........          7,800                         (A)                       45
December 31, 1998............         10,800                      2,900                       106
March 31, 1999...............         26,000                      9,600                       405
June 30, 1999................         66,800                     27,100                     1,377
September 30, 1999...........         85,100                     52,900                     1,833
December 31, 1999............         99,800                     62,800                     2,385

------------------------

(A) Estimated to be less than 2,100 active customer accounts.

    CUSTOMER SERVICE. We have made and continue to make a substantial commitment to provide a high quality of retail customer service through our call center. We continue to expand our telephone system capacity and additional aspects of our infrastructure. We will need to increase the number of customer care representatives in our call center as our retail customers' activity increases. We have expanded the hours of operation of our call center in order to better meet the requirements of our customers. In addition, we have made a substantial investment to ensure that our operations are adequately structured and supervised to be in compliance with applicable regulations. The rapidly increasing level of telephone and e-mail inquiries at times has strained the capacity of our telecommunications system and our customer service staff. In addition, on occasion we have experienced temporary disruptions in our Web site service. As a result, our customers have sometimes been unable to contact us in a timely manner.

    CLEARING AND SETTLEMENT. Bear Stearns & Co. clears our institutional customer transactions on a fully disclosed basis. U.S. Clearing, a division of Fleet Securities, clears our retail customer transactions on a fully-disclosed basis. Clearing services for our customers include the confirmation, receipt, execution, settlement and delivery functions involved in securities transactions, as well as safekeeping of customers' securities and assets and certain customer record keeping, data processing and reporting functions. We continue to increase our trade processing capabilities to better facilitate the clearing of trades we execute for our customers.

    Under our separate agreements with Bear Stearns and U.S. Clearing, we pay clearing and execution fees according to a schedule. In addition, the agreements require Bear Stearns and U.S. Clearing to share with us execution revenues and interest revenue earned in connection with margin and stock borrowing balances kept by our customers and also provide us fees on balances maintained by these customers with selected money market funds. We must indemnify the two firms for, among other things, any loss or expense due to the failure of customers to:
(1) pay for securities purchased by them, (2) promptly deliver securities sold by them, (3) deposit sufficient collateral to support their borrowing when requested by the clearing firm, and (4) remit excessive disbursements of funds or any other valid charges imposed by the clearing firm.

VENTURE CAPITAL FUND GROUP

    The Venture Capital Fund Group emphasizes investments in Internet and technology businesses and maintains a particular focus on e-commerce companies, Internet enabling technologies, Internet infrastructure and products and services that enhance digital businesses. Our venture capital funds allow investors to pool their resources and gain access to a quality of deal flow traditionally available to proprietary funds backed by large institutions.

    We established our Venture Capital Fund Group in October 1999 when several of the members of the management team of Dawntreader Fund I LP, an early stage internet fund established in 1998 by our co-chief executive officer Robert H. Lessin, joined our company. The Venture Capital Fund Group currently manages Wit VC Fund I LP (formerly called Arista Capital Partners, LP) and a series of four funds collectively known as Dawntreader Fund II, LP. Wit VC Fund I LP raised approximately $39.5 million in August 1999 from high net worth individuals. This fund, which invests in second and later stage companies, has already invested or committed to invest over 75% of its initial capital. Dawntreader Fund II raised approximately $270 million in February and March 2000. It intends to invest in early stage, second stage, and later stage companies. The investors in Dawntreader Fund II include publicly traded corporations, institutional investors, and high net worth individuals. We intend to offer other Venture Capital funds that are intended to invest on a global basis. We intend in the future to offer additional Venture funds intended to invest in the U.S. We derive revenue from our Venture Capital Fund Group activity through management fees and sharing in profits realized by the funds.

    Our venture capital funds enable us to further take advantage of our expertise in the Internet, e-commerce and technology. The development of these funds will create new investment opportunities for our high net worth individual, corporate and institutional clients and will create a wider range of capital raising opportunities for corporate issuers. The management of current and creation of additional venture capital funds should foster long term partnerships with our corporate clients while providing significant returns to the investors in our funds.

INTERNATIONAL OPPORTUNITIES

    Since the opportunity to reengineer the capital formation process is not limited to the U.S. marketplace, we want to leverage our technology and intellectual capital by creating international joint ventures. We would like to emerge as a global brand representing preeminence in Internet and technology investment banking and brokerage activities. While we hope to develop a global network of Wit Capital branded companies linked by license and contractual agreements, our first two investments are in the developmental stage and we can provide no assurance that either will be successful in developing their businesses.

    WIT CAPITAL JAPAN. In July 1999, we entered into a joint venture agreement with Trans Cosmos, Inc. and an investment agreement with Mitsubishi Corporation to establish a Japanese Internet and technology investment banking firm, known as Wit Capital Japan Inc. Wit Capital Japan was incorporated in August, 1999 and is based in Tokyo. Wit Capital Japan plans to commence operations in May 2000. Wit Capital Japan recently closed a second round of financing from private investors, bringing the aggregate amount of funds it has received since
August 1999 to over $40 million. A group of Japanese financial institutions and venture capital investors joined Trans Cosmos and Mitsubishi Corporation in this latest round of financing. Wit Capital Japan has hired Katsuya Takanashi to serve as president and chief executive officer and to build a team of investment banking professionals, research analysts and technical experts. Mr. Takanashi has over 30 years of investment banking experience, with the most recent
15 years being spent at various executive and leadership positions within Nomura Securities. Mr. Takanashi served as executive vice president of Nomura Asset Management and has also been a member of the board of directors of Nomura Securities Co., Ltd. Our role in the venture is to provide know-how to the management of Wit Capital Japan. We own 30% of the outstanding equity in Wit Capital Japan, and we have an option terminating in May 2000 to purchase an additional 10%.

    Wit Capital Japan will extend to the Japanese markets our philosophy and practice of opening the equity markets to individual investors. Using the Internet and other more traditional means, Wit Capital Japan will offer individual and institutional investors in Japan opportunities to invest in public offerings and venture capital funds of Japanese companies. In addition, Wit Capital Japan will provide access to proprietary, institutional-quality investment research at no charge. It also intends to provide financial advisory services to Japanese companies developing Internet and technology businesses, including U.S. companies seeking to create joint ventures with companies in Japan. Wit Capital Japan will also offer online brokerage services to individual investors in Japan. In addition, five of its investors have agreed to participate in electronic underwriting syndicates in public offerings in which Wit Capital Japan participates as a lead manager or co-manager.

    Although the Japanese government has recently suggested that there will be support for efforts to develop new capital raising opportunities for Japanese growth companies, Wit Capital Japan will face challenges presented by traditional capital raising conventions and by the dominance of large Japanese securities firms. Wit Capital Japan hopes to benefit from our experience and relationships with the U.S. Internet and technology community and our successful track record in gaining regulatory and industry acceptance of online capital raising. Wit Capital Japan anticipates a significant increase in the Japanese e-commerce market as Japanese consumers and investors gain confidence in the Internet as a medium of commerce.

    WIT CAPITAL EUROPE. In October 1999, we and enba plc, a European provider of Internet-only financial services, announced a plan to combine our efforts to establish a Pan-European investment banking firm, to be known as Wit Capital Europe Group plc. Subsequently, Cazenove & Co., a London-based investment bank and brokerage company, made a $16.4 million investment in Wit Capital Europe. Wit Capital Europe plans to commence operations in July 2000, subject to obtaining the required regulatory approvals. We currently have a 49% interest in Wit Capital Europe.

    In March 2000, Wit Capital Europe hired Edward Annunziato to serve as its chairman and chief executive officer and to build a team of investment bankers and research analysts. Prior to joining Wit Capital Europe, Mr. Annunziato served as co-head of Merrill Lynch's Europe, Middle East and Africa investment banking operations.

    Wit Capital Europe will use the Internet and more traditional means to offer individual and institutional investors in Europe the opportunities to invest in public offerings and venture capital funds of European companies. It also intends to provide financial advisory services to companies developing Internet and technology businesses in Europe, including U.S. companies seeking to create joint ventures with companies in Europe. Wit Capital Europe will also provide online brokerage services to individual investors in Europe. In addition, Wit Capital Europe will provide access to proprietary, institutional-quality investment research at no charge. Wit Capital Europe intends to work closely with enba to offer an integrated consumer banking and brokerage service to individual investors throughout Europe, initially focusing on the United Kingdom, France and Germany. The joint venture will thus be able to take advantage of enba's developing technology platform designed to facilitate the provision of online consumer banking and brokerage on a Pan-European basis.

INFORMATION TECHNOLOGY

    Technology is fundamental to our business strategy. We are committed to the ongoing development, maintenance and use of technology throughout our organization and across all business lines. Where possible, our preference is to license or purchase software products and to build internally only what we cannot cost effectively acquire or license. As a result, our systems include a combination of licensed, purchased and internally developed products.

    In addition, we have completed a general redesign of our Web site to improve reliability, capacity and overall functionality, specifically with regard to the public offering process, access to research and online brokerage services. In connection with this redesign, we need to stabilize the performance of and continually monitor and enhance our technology in order to meet our customer expectations.

MARKETING

    We have experienced growth in our retail customer base with limited marketing expenditures. We acquire retail brokerage customers primarily by making available public securities offerings to individuals on a modified first-come, first-served basis. In addition, we acquire retail brokerage customers when we assist issuers in marketing their stock offerings to their affinity groups. These affinity marketing programs are particularly cost effective since they allow us to reach a broad base of prospective customers at little to no cost as our initial public offering alerts are distributed by electronic mail to lists provided for free by the issuer. To purchase shares in any offering through us, investors are required to open a brokerage account with us, which allows us to offer subsequent transactions or other services to the investor.

    We want to cost effectively build our brand equity by distributing public offerings and investment research through our Web site and through other distribution channels such as portals.

COMPETITION

    The financial services industry is highly competitive and we expect competition to intensify in the near future. We encounter direct competition primarily from established investment banks, as well as from traditional and online brokerage firms. We compete with some of these firms on a national basis and with others on a regional basis. Our competitors include large and well established Wall Street firms as well as relatively new securities firms, a growing number of which are rapidly developing firms that are using technology to win business away from the more traditional firms. General financial success within the securities industry and the increasing popularity of the Internet will together attract additional competitors for us, such as banks, software development companies, insurance companies and providers of online financial and information services.

    In recent years there has been a significant consolidation in the financial services industry. Commercial banks and other financial institutions have acquired or established investment banking and broker-dealer affiliates and begun offering financial services to individuals traditionally offered by securities firms. These firms have the ability to offer a wide range of products, including lending, deposit taking, insurance, brokerage, investment management and investment banking services. This may enhance their competitive position by attracting and retaining customers through the convenience of one-stop shopping. They also have the ability to support investment banking and securities products with commercial banking, insurance and other financial service revenue in an effort to gain market share.

    Many of our competitors have significantly greater financial, technical, marketing and other resources than we do. Some of our competitors also offer a wider range of products and services than we do and have greater name recognition, more established reputations and more extensive client and customer bases. These competitors may be able to respond more quickly to new or changing opportunities, technologies and customer requirements due to superior systems capabilities. They may also be better able to undertake more extensive promotional activities, offer more attractive terms to customers, clients and employees and adopt more aggressive pricing policies compared to our firm.

    INVESTMENT BANKING. Our principal competitors in connection with our investment banking business are traditional investment banking firms. These investment banks may also seek to offer individual investors participation in offerings through the Internet. In addition, we expect that investment banking firms will create or acquire captive online brokerage distribution, such as Morgan Stanley has accomplished through its ownership of Discover Direct and Donaldson, Lufkin & Jenrette has accomplished through the development of DLJdirect.

    BROKERAGE. In our online brokerage business, we compete with discount brokerage firms, which generally execute transactions for customers without offering other services such as research, portfolio valuation and investment recommendations. We compete directly with over one hundred discount brokerage firms already operating on the Internet. Many of these firms execute transactions for their customers through the Internet. The number of online discount brokers will likely increase rapidly if the favorable treatment of these firms by the equity markets continues. The principal competitive factors in online discount brokerage include price, customer service, system reliability, quality of trade execution, delivery platform capabilities, ease of use, graphical user interface, range of products and services, innovation, branding and reputation. In our brokerage business we also encounter competition from established full-commission brokerage firms. Many of these brokerage firms have also begun conducting business online.

    PERSONNEL. Competition is also intense for the attraction and retention of qualified employees in the securities industry. Our ability to compete effectively in our businesses will depend on our ability to attract new employees and retain and motivate our existing employees.

REGULATION

    REGULATION OF THE SECURITIES INDUSTRY AND BROKER-DEALERS. Our business is subject to extensive regulation applicable to the securities industry in the United States and elsewhere. As a matter of public policy, regulatory bodies in the United States and rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the United States, the Securities and Exchange Commission, or SEC, is the federal agency responsible for the administration of the federal securities laws. We are registered as a broker-dealer with the SEC and in all 50 states, the District of Columbia and Puerto Rico. We are also a member of the NASD, a self regulatory body to which all broker-dealers belong. Certain self-regulatory organizations, such as the NASD, adopt rules and examine broker-dealers and require strict compliance with their rules and regulations. The SEC, self-regulatory organizations and state securities commissions may conduct administrative proceedings which can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, its officers or employees. The SEC and self-regulatory organization rules cover many aspects of a broker-dealer's business, including capital structure and withdrawals, sales methods, trade practices among broker-dealers, use and safekeeping of customers' funds and securities, record-keeping, the financing of customers' purchases, broker-dealer and employee registration and the conduct of directors, officers and employees.

    EFFECT OF NET CAPITAL REQUIREMENTS. As a registered broker-dealer and member of the NASD, we are subject to the Uniform Net Capital Rule under the Exchange Act. The Uniform Net Capital Rule specifies the minimum level of net capital a broker-dealer must maintain and also requires that at least a minimum part of its assets be kept in relatively liquid form. As of December 31, 1999, our broker-dealer subsidiary Wit Capital Corporation was required to maintain minimum net capital of $819,190 and had total net capital of $23,914,930, or $23,095,740 in excess of the minimum amount required. Our other broker-dealer subsidiary, SoundView, as of December 31, 1999, was required to maintain minimum net capital of $467,500 and had total net capital of $12,833,300 or $12,365,800 in excess of the minimum amount required.

    The SEC and the NASD impose rules that require notification when net capital falls below certain predefined criteria, dictate the ratio of debt to equity in the regulatory capital composition of a broker dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the Uniform Net Capital Rule and the NASD rules impose certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC and the NASD for certain withdrawals of capital. Because our principal asset will be the ownership of stock in our broker-dealer subsidiary, these rules governing net capital and restrictions on withdrawals of funds could operate to prevent us from meeting our financial obligations on a timely basis.

    APPLICATION OF SECURITIES ACT AND EXCHANGE ACT TO INTERNET BUSINESS. The Securities Act governs the offer and sale of securities. The Exchange Act governs, among other things, the operation of the securities markets and broker-dealers. When enacted, the Securities Act and the Exchange Act did not contemplate the conduct of a securities business through the Internet. Although the SEC, in releases and no-action letters, has provided guidance on various issues related to the offer and sale of securities and the conduct of a securities business through the Internet, the application of the laws to the conduct of a securities business through the Internet continues to evolve. Uncertainty regarding these issues may adversely affect the viability and profitability of our business.

    FOREIGN SECURITIES AUTHORITIES. We have entered into joint ventures to establish a broker-dealer business in foreign countries. Any such business would be subject to foreign law and the rules and regulations of foreign governmental and regulatory authorities. This may include laws, rules and regulations relating to any aspect of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers' funds and securities, capital structure, record-keeping, the financing of customers' purchases, broker-dealer and employee registration requirements and the conduct of directors, officers and employees.

    CHANGES IN EXISTING LAWS AND RULES. Additional legislation or regulation, changes in existing laws and rules or changes in the interpretation or enforcement of existing laws and rules, either in the United States or elsewhere, may directly affect our mode of operation and our profitability.

EMPLOYEES

    We believe that one of our strengths is the quality and dedication of our people and the shared sense of being part of a team. We strive to maintain a work environment that fosters professionalism, excellence, diversity and cooperation among our employees. We also believe that our employees should have an equity stake in the firm. As of March 15, 2000, we had 437 employees who, as a group, own roughly 40% of the equity of our company on a fully-diluted basis.

EXECUTIVE OFFICERS OF THE COMPANY

    The following table sets forth certain information concerning each of the executive officers of the Company:

NAME                                          AGE                      POSITIONS
----                                        --------   ------------------------------------------
Robert H. Lessin..........................     45      Chairman and co-chief executive officer
Ronald Readmond...........................     57      Vice chairman and co-chief executive
                                                       officer
Andrew D. Klein...........................     40      Vice chairman, founder and chief
                                                       strategist
Russell D. Crabs..........................     42      Co-head of Wit SoundView
Mark Loehr................................     43      Co-head of Wit SoundView
Harry Silver..............................     44      Senior vice president and chief
                                                       administrative officer
Curtis L. Snyder..........................     38      Senior vice president and chief financial
                                                       officer
John W. Palmer............................     47      Senior vice president and chief
                                                       information officer
Elizabeth Schimel.........................     40      Senior vice president and director of
                                                       business development
Everett F. Lang...........................     57      Senior vice president and director of
                                                       brokerage
Daniel DeWolf.............................     42      Senior vice president and director of
                                                       venture capital fund group
Lloyd H. Feller...........................     57      Senior vice president and co-general
                                                       counsel
Robert C. Mendelson.......................     49      Senior vice president and co-general
                                                       counsel

ITEM 2. PROPERTIES

    Our principal executive offices are located in New York City where we lease 31,500 square feet of loft space and in Stamford, Connecticut where we lease 24,000 square feet of office space. The term of the lease in New York City expires in November 2006 and the term of the lease in Stamford expires in March 2003. We also lease 6,500 square feet of additional office space in New York City. The term of that lease expires in September 2001. We operate a 1,000-square foot office for our investment banking group in San Francisco which expires in May 2000 and a 14,000 square foot office in San Francisco which expires in November 2009. We also lease smaller office suites in Menlo Park, California and New York City.

ITEM 3. LEGAL PROCEEDINGS

    We are currently subject to claims and legal proceedings arising in the normal course of our business. We do not believe that the resolution of such legal proceedings should have a material adverse effect on us.

    On June 28, 1999, certain of Wit Capital's customers filed a purported class action lawsuit in the Superior Court of the State of Delaware in and for New Castle County styled ARTHUR E. BENNING, SR., ET AL. V. WIT CAPITAL GROUP, INC. AND WIT CAPITAL CORPORATION. The seven count complaint charges Wit Capital with
(1) breach of contract for alleged failure to comply with the "anti-flipping policy" contained in the account agreement with Wit Capital customers;
(2) breach of the implied covenant of good faith and fair dealing by allegedly violating the anti-flipping policy and alleged failure to "maintain adequate computer, communications, personnel, accounting, bookkeeping, and/or other support systems and facilities"; (3) fraud by reason of the fact that Wit Capital allegedly violated its own anti-flipping policy and our alleged first-come/first-served policy in connection with IPOs; (4) negligent misrepresentation in its method of allocation of participation in IPOs;
(5) breach of fiduciary duty as a broker; (6) negligence in handling accounts; and (7) violation of Delaware's

Consumer Fraud Act. We intend to defend the lawsuit vigorously. We do not believe that this lawsuit should have a material adverse effect on us.

    In September of 1996, Arnold Owen, a former officer, director and employee of SoundView and a former trustee of SoundView's 401K and Profit Sharing Plan, filed a complaint in the United States District Court for the Southern District of New York naming SoundView and the Profit Sharing Plan as defendants. The action, among other things, challenged the valuation methodology applied by the Profit Sharing Plan trustees to value SoundView stock held in the Profit Sharing Plan and the amount offered by the Profit Sharing Plan trustees to repurchase the SoundView stock held by the Profit Sharing Plan on Mr. Owen's behalf. On July 28, 1999, judgment was rendered by the District Court in favor of SoundView and the Profit Sharing Plan on all counts, dismissing on the merits all claims asserted by Mr. Owen and awarding SoundView in excess of $226,000 in attorney's fees, costs and disbursements from Mr. Owen. Subsequently, Mr. Owen filed an appeal, which was heard by the United States Court of Appeals for the Second Circuit and in March 2000, the Second Circuit affirmed the lower court's judgement.

    The United States Department of Labor has initiated an investigation with regard to SoundView's Profit Sharing Plan focusing on, among other things, stock valuation issues relating to SoundView stock held in the Profit Sharing Plan. The Department of Labor has outlined five reasons why it believes the Profit Sharing Plan and/or the Profit Sharing Plan trustees have violated ERISA. SoundView and the Profit Sharing Plan have issued a preliminary response to the Department of Labor and SoundView believes that the Department of Labor's position is faulty and erroneous in many respects. SoundView intends to vigorously contest any charges the Department of Labor may bring. However, SoundView and the Profit Sharing Plan trustees are unable at this time to express any opinion as to the likelihood of the Department of Labor becoming a party to the Owen appeal, filing a formal administrative or judicial complaint, or the outcome of any such action if initiated.

    Additionally, a person formerly associated with Wit Capital has asserted a right to purchase 560,000 shares of common stock at $1.43 per share. We believe the assertion is without merit, and we intend to contest any lawsuit filed against us. These 560,000 shares of common stock were reported as forfeited stock options in 1998.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Wit Capital's common stock has traded on the Nasdaq National Market under the symbol "WITC" since June 4, 1999. The following table sets forth the range of high and low sales prices reported on the Nasdaq National Market for Wit Capital common stock for the periods indicated.

1999:                                                          HIGH       LOW
-----                                                        --------   --------
Second quarter (beginning June 4)..........................   $38.00    $  9.00
Third quarter..............................................    37.50      15.50
Fourth quarter.............................................    24.75     15.375

    The closing sale price of the Company's common stock on February 29, 2000 was $16.188. The number of holders of record of the Company's common stock as of that date was 767. The number of stockholders of record does not reflect the actual number of individual or institutional stockholders of the Company as certain shares are held in the name of nominees. There was one holder of record of the Company's Class B Common Stock as of February 29, 2000.

    We have never declared or paid dividends cash on our common stock. We do not anticipate paying cash dividends on our common stock or Class B Common Stock in the foreseeable future.

    The Company continues to use the net proceeds from its IPO for working capital purposes. In December 1999, Wit Capital invested $5.6 million in a joint venture to form Wit Capital Europe. In January 2000, Wit Capital paid approximately $22.5 million to shareholders of SoundView in connection with its merger with SoundView. The Company expects to continue to use the proceeds for working capital purposes and for strategic acquisitions or investments.

RECENT SALES OF UNREGISTERED SECURITIES

    (1) From January 1, 1999 through March 25, 1999, we issued 21,400,033 shares of Series D Convertible Preferred Stock to accredited investors, including two of our directors, for $1.50 per share. These shares were converted into 14,980,023 shares of common stock.

    (2) On April 8, 1999, we issued 11,666,666 shares of Series E Convertible Preferred Stock (now Class B common stock) and 5,637,295 warrants to The Goldman Sachs Group, L.P. for $2.14 per share. Goldman Sachs has the right to receive up to an additional 153,247 similar warrants in certain circumstances after September 25, 1999.

    (3) On March 5, 1999, we signed an employment agreement with Mark Loehr. We have extended to Mr. Loehr a 50% recourse promissory note which he purchased 875,000 shares of common stock subject to incremental vesting. The shares will vest as follows: 54,688 shares will vest on June 30, 1999, 54,688 shares will vest on the last day of each fiscal quarter until March 31, 2003, upon which day the remainder will vest. We may purchase the shares at the lower of $2.14 per share or the fair market value for the shares (as determined by our Board of Directors) before the final vesting date if Mr. Loehr violates the non-competition restrictions contained in his employment agreement or if he is no longer employed by us. If he is terminated other than for cause, or for death or disability, or if he leaves his position for good reason, he will still be entitled to these shares.

    (4) On April 15, 1999, we extended Robert Mendelson and Lloyd Feller interest-bearing loans totaling $1,950,000 with which they purchased 910,000 shares of common stock at $2.14 per share. The principal portion of these loans is partial recourse and the interest portion is full recourse. In the event that Mr. Mendelson or Mr. Feller ceases to be employed by us, we have the right to purchase the unvested portion of their respective shares at the lower of their fair market value or $2.14 per share. These repurchase rights terminate on March 31, 2003. In addition, the loans may be repaid at any time by Mr. Mendelson and Mr. Feller and become due and payable in the event of termination of employment.

    (5) On April 30, 1999, we issued a total of 2,974,488 shares of common stock to four of our executive officers and five of our key employees for exercise of their stock options for $1.43 and $2.14 per share. The exercise prices were paid with the proceeds of loans we made to these executive officers and key employees.

    (6) From January 1, 1999 to May 30, 1999, we issued a total of 1,293,947 shares of common stock to our employees and former employees for exercise of their stock options for $1.43--$3.57 per share.

    (7) From January 1999 to May 30, 1999, we issued a total of 131,250 shares of common stock to investors for exercise of their warrants to purchase common stock for $1.43 to $3.57 per share.

    (8) From October 1, 1999 to December 6, 1999, we issued a total of 19,116 shares of Class C common stock (now common stock) to our employees and former employees for exercise of their stock options for $1.43--$3.57 per share.

    (9) From October 1, 1999 to December 6, 1999, we issued a total of 483,021 shares of Class C common stock (now common stock) to investors for exercise of their warrants to purchase common stock for $1.43.

    (10) From December 7, 1999 to December 31, 1999 we issued a total of 412,289 of common stock to our employees and former employees for exercise of their stock options for $1.43--$2.14 per share.

    (11) From December 7, 1999 to December 31, 1999, we issued a total of 59,500 shares of common stock to an investor for exercise of their warrant to purchase common stock for $1.43 per share.

    The sale of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, or, with respect to issuances to employees, directors and consultants, Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments representing such securities issued in such transactions. All recipients either received adequate information about us or had adequate access, through their relationships with us, to such information.

ITEM 6. SELECTED FINANCIAL DATA

    The following summary selected financial data of Wit Capital for the years ended December 31, 1999, 1998, 1997 and 1996 has been derived from Wit Capital's consolidated financial statements, which have been audited by Arthur Andersen LLP, independent public accountants, and are included elsewhere in this Annual Report on Form 10-K. All per share and weighted average share information has been adjusted to reflect the Wit Capital 7 for 10 reverse stock split effected June 2, 1999. The selected financial data should be read in conjunction with the consolidated financial statements and related notes thereto and with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations of Wit Capital," which are included elsewhere in this Annual Report on Form 10-K.

                            WIT CAPITAL GROUP, INC.
                          STATEMENT OF OPERATIONS DATA
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  FROM INCEPTION
                                                                                     THROUGH
                                              YEARS ENDED DECEMBER 31,             DECEMBER 31,
                                       ---------------------------------------   ----------------
                                           1999          1998         1997             1996
                                       ------------   ----------   -----------   ----------------
REVENUES:
  Investment banking.................  $     30,270   $    1,515   $        43     $        --
  Brokerage..........................         7,088          295            10              --
  Unrealized gain on investment......         5,509           --            --              --
  Interest and other.................         5,751          228           193              41
                                       ------------   ----------   -----------     -----------
    Total revenues...................        48,618        2,038           246              41
                                       ------------   ----------   -----------     -----------
EXPENSES:
  Compensation and benefits..........        39,014        4,444         1,550             378
  Professional services..............         4,953          878           330             283
  Brokerage and clearance............         5,347          186             6               2
  Data processing and
    communications...................         3,449          625           238              50
  Write-down of computer software and
    equipment........................         5,565           --            --              --
  Other expenses.....................        10,633        4,699         1,115           1,102
                                       ------------   ----------   -----------     -----------
    Total expenses...................        68,961       10,832         3,239           1,815
                                       ------------   ----------   -----------     -----------
Loss before equity in net loss of
  affiliates.........................       (20,343)      (8,794)       (2,993)         (1,774)
Equity in net loss of affiliates.....          (560)          --            --              --
                                       ------------   ----------   -----------     -----------
  Net Loss...........................  $    (20,903)  $   (8,794)  $    (2,993)    $    (1,774)
                                       ============   ==========   ===========     ===========
NET LOSS PER SHARE:
Basic................................        $(0.52)      $(1.23)       $(0.41)         $(0.33)
Diluted..............................         (0.52)       (1.23)        (0.41)          (0.33)
WEIGHTED AVERAGE SHARES USED IN THE
  COMPUTATION OF NET LOSS PER SHARE:
Basic................................    39,909,794    7,140,123     7,303,013       5,378,167
Diluted..............................    39,909,794    7,140,123     7,303,013       5,378,167

                                                                         DECEMBER 31,
                                                           -----------------------------------------
                                                             1999       1998       1997       1996
                                                           --------   --------   --------   --------
BALANCE SHEET DATA:
Cash, cash equivalents and securities readily convertible
  to cash................................................  $121,350   $18,110     $1,111     $  750
Total assets.............................................   163,618    22,296      5,837      2,655
Stockholders' equity.....................................   144,402    20,608      4,859      1,480

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read with the financial statements of Wit Capital and related notes thereto and Item 6, "Selected Financial Data" appearing elsewhere in this Report.

    The financial information presented and discussed below and elsewhere in this document represents the historical financial performance and business of Wit Capital Group, Inc. and does not include the results of operations or financial condition of SoundView for any of the periods discussed or presented.

OVERVIEW AND BUSINESS

    Our wholly owned subsidiary, Wit Capital Corporation, was founded in 1996 as the first online investment banking firm. With offices in New York and San Francisco, Wit Capital Corporation is an investment banking firm that offers an array of investment banking services, including underwriting for public offerings, private equity services, strategic advisory, and institutional quality research. Wit Capital's investment banking activities focus on companies that principally use the Internet to conduct their businesses and more generally, on issuers seeking to market their stock offerings to online individual investors. It also focuses on other rapidly growing sectors of the economy that are related to or dependent on Internet technology. Wit Capital Corporation also offers individual investors online brokerage services that include access to IPOs and other securities offerings that in the past have only been available to institutions and wealthy individuals. In addition, it has established private equity funds for venture capital investing in Internet companies by high net worth individuals. Wit Capital Group, Inc. completed its initial public offering in June 1999.

    From its founding in 1996 through the first nine months of 1997, Wit Capital was engaged in organizational activities. During the last quarter of 1997 and the first quarter of 1998, it was in an early stage of its operations, and it generated only minimal revenues from its investment banking and brokerage activities. Accordingly, we do not believe that period to period comparisons of our operating results are meaningful and should not be relied upon as indicators of future performance.

    On January 31, 2000 Wit Capital completed its merger with SoundView Technology Group, Inc., a privately-owned broker-dealer and investment banking firm focused exclusively on technology. Under the terms of the agreement, it acquired the outstanding shares of SoundView in exchange for approximately
$313 million, consisting of newly issued common stock, options replacing SoundView options and approximately $22.5 million in cash. This acquisition has been accounted for using the purchase method of accounting. The excess of cost over the estimated fair value of net assets acquired was allocated to certain identifiable intangible assets and goodwill, a total of approximately
$275 million which will be amortized on a straight line basis over periods between 4 and 20 years.

    SoundView's singular focus in the technology sector has allowed it to provide in-depth investment research which enables SoundView to provide investment banking and institutional brokerage services. SoundView's investment banking business is comprised primarily of the underwriting of public offerings of equity securities and providing financial advisory services in connection with transactions such as mergers and acquisitions, divestitures and valuations. SoundView's brokerage operations provide a variety of sales and trading services to institutional investors. It leverages its technology expertise through a sales force which has a comprehensive understanding of the complex and diverse technologies involved in technology-focused investing. As a result of our merger with SoundView we believe that our results of operations for the past three years will not be indicative of the results for any future period.

    As a result of the merger with SoundView, we have over 100 investment banking and equity research professionals focused exclusively on the Internet and technology sectors. Additionally, we cover more than 235 companies, creating one of the largest bodies of research in the Internet and technology sectors. As a result of the increase in professionals dedicated to the investment banking business and the brand power of the combined company, we expect our investment banking revenue to increase significantly.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

REVENUES

    Total revenues for the year ended December 31, 1999 were $48.6 million, were $2.0 million for the year ended December 31, 1998 and were $246,000 for the year ended December 31, 1997.

    Investment banking revenue for the year ended December 31, 1999 was $30.3 million, was $1.5 million for the year ended December 31, 1998 and $43,000 for the year ended December 31, 1997. During 1997 and 1998, the revenue generated from underwriting activities was limited since Wit Capital received none or only negligible portions of management fees paid to co-managing underwriters, and underwriting sales credits reflected limited allocations of the shares being underwritten. In 1998, approximately 36% of this revenue was generated from one financial advisory transaction in connection with the sale of a client company. During 1999, Wit Capital began to receive management fees and larger allocations of the shares in offerings, and has experienced a general increase in the number of offerings in which it participates. Revenues related to financial advisory services have also increased as a result of an increase in strategic advisory relationships and frequency of transactions.

    Wit Capital participated in a total of 128 securities offerings during 1999, 57 as co-manager and 71 as syndicate member compared to 1998 during which it participated in 1 offering as co-manager and 37 offerings as syndicate member. During 1997, Wit Capital participated in a total of 3 securities offerings as syndicate member. For the year ended December 31, 1999, total shares underwritten were 21.2 million, compared to 2.1 million shares underwritten during 1998 and 188,250 shares underwritten in 1997. Of the shares underwritten during 1999, Wit Capital retained 24.1 million shares (including directed shares) compared to 490,000 shares in 1998 and 25,500 shares in 1997. These figures do not include 2.28 million shares of Wit Capital Group, Inc. common stock that Wit Capital distributed to its customers during its initial public offering in June 1999.

    Brokerage revenue for the year ended December 31, 1999 was $7.1 million, was $295,000 for the year ended December 31, 1998 and was $10,000 for the year ended December 31, 1998. Wit Capital charges its online retail customers a brokerage commission of $14.95 for market orders and $19.95 for limit orders. The increase in brokerage revenue resulted primarily from an increase in the number of customer accounts opened and an increase in the number of trades executed for its customers. The average daily number of trades executed for the twelve month period ended December 31, 1999 was 1,500 compared to 46 for the twelve month period ended December 31, 1998. Wit Capital commenced its brokerage operations in the fourth quarter of 1997.

    SoundView offers a variety of sales and trading services to institutional investors and employs 68 professionals in this area. It also operates a market making operation, in which it is market maker in over 200 companies, primarily characterized as technology companies. As a result of merging SoundView's institutional capability into Wit Capital's current investment banking and brokerage businesses, we expect to significantly increase our revenue derived from brokerage operations.

    Interest income for the year ended December 31, 1999 was $4.7 million, was $183,000 for the year ended December 31, 1998 and was $54,000 for the year ended December 31, 1998. Wit Capital earns interest income from the investment of cash balances raised through financing activities until the funds are used in its business. During 1999, as a result of funds raised in private placements and Wit Capital's initial public offering, the average monthly cash balance was $93.5 million as compared to a monthly average of $4.1 million for 1998 and a monthly average of $1.2 million for 1997.

    During the fourth quarter of 1999, Wit Capital recognized an unrealized gain of $5.5 million on an investment. This unrealized gain represents the value of common stock warrants received from a client company for which it provided investment banking services. We expect that we will continue to receive equity or warrants representing the right to purchase equity in companies for which we provide investment banking services as consideration for services we perform.

    Other revenue for the year ended December 31, 1999 was $1.0 million, was $45,000 for the year ended December 31, 1998 and was $139,000 for the year ended December 31, 1997. For the year ended December 31, 1999, other revenue primarily consisted of management fees earned from Wit VC Fund I LP, advertising revenue earned from the sale of banner space on our website and a realized gain on the sale of equity securities that were received as consideration for financial advisory services. For the year ended December 31, 1998 other revenue consisted of an unrealized gain on a security position, and in 1997 it consisted of a one-time publishing royalty payment assigned to us by the founder of our company.

EXPENSES

    Compensation and benefits expense for the year ended December 31, 1999 was $39.0 million, was $4.4 million for the year ended December 31, 1998, was $1.6 million for the year ended December 31, 1997. Compensation and benefits expense consists of salaries, bonuses and other benefits paid or provided to Wit Capital's employees. The increase in compensation expense primarily relates to an increase in the number of employees from 25 as of December 31, 1997 to 66 as of December 31, 1998, and to 241 as of December 31, 1999.

    Additionally, in February 1999, Wit Capital entered into employment contracts with several professionals which entitled them to a total of $5.5 million in up front payments. Wit Capital recognized compensation expense of $2.6 million related to those portions of the amounts paid for which no future service by the employees was required. As a result of the merger with SoundView and as we continue to hire more investment banking and research professionals and participate in more transactions, we expect our compensation expense to grow.

    Professional services expense for the year ended December 31, 1999 was $5.0 million from $878,000, was for the year ended December 31, 1998, and was $329,000 for the year ended December 31, 1997. Professional services expense includes legal, consulting, accounting, and recruiting fees which have increased as Wit Capital continues to make improvements to customer service and infrastructure, hire additional personnel, and increase brokerage and investment banking operations.

    Brokerage and clearing expense for the year ended December 31, 1999 was $5.3 million, was $186,000 for the year ended December 31, 1998 and was $6,000 for the year ended December 31, 1997. This expense primarily consists of amounts paid to the Company's clearing agent for processing and clearing customers' trades. The increase in brokerage and clearance expense reflects the increased volume and growth of the brokerage operations. As a result of the merger with SoundView, we expect brokerage and clearing expense to continue to increase significantly.

    Data processing and communications expense for the year ended December 31, 1999 was $3.4 million, was $625,000 for the year ended December 31, 1998 and was $238,000 for the year ended December 31, 1997. Data processing and communications expense includes costs related to market data services, transaction processing and telephone and other communication charges. These expenses have increased as a result of an increased number of active customer accounts and an increased volume of transactions processed. We expect these costs will continue to grow as transaction volume increases.

    Technology development expense for the year ended December 31, 1999 was $2.8 million, was $1.2 million for the year ended December 31, 1998 and was $511,000 for the year ended December 31, 1997. The increases resulted from the continued development and enhancements to Wit Capital's technology infrastructure as well as the development of its new web site. We expect technology development expense to increase as operations continue to grow and as we continue to invest in our infrastructure.

    Depreciation and amortization expense for the year ended December 31, 1999 was $1.6 million, was $897,000 for the year ended December 31, 1998, and was $229,000 for the year ended December 31, 1997. Depreciation and amortization consists primarily of depreciation and amortization of property, equipment and leasehold improvements and amortization of computer software. The increases in depreciation and amortization reflect the increased investments Wit Capital has made in technology, equipment and facilities. We expect these expenses to continue to grow as we continue to invest in technology and infrastructure.

    Occupancy expense for the year ended December 31, 1999 was $1.1 million, was $237,000 for the year ended December 31, 1998, and was $201,000 for the year ended December 31, 1997. Occupancy expense includes costs related to leasing office space in New York and San Francisco and the increase reflects Wit Capital's growth and need for expanded office facilities. Wit Capital opened its San Francisco office in 1998, and leased additional space in New York in the third quarter of 1999. As we continue to grow and expand our business, we expect occupancy expense to increase. Additionally, as a result of the merger with SoundView, we now have an office in Stamford, Connecticut and an additional, larger office in San Francisco.

    Marketing expense for the year ended December 31, 1999 was $2.6 million, was $1.2 million for the year ended December 31, 1998, and was $641,000 for the year ended December 31, 1997. During 1998 marketing expense related to developing Wit Capital's brand name recognition. During 1999, Wit Capital focused on acquiring customers simply by offering access to initial public offerings. The increase in marketing expense in 1999 primarily relates to the continuing development and expansion of Wit Capital's investment banking business. We anticipate spending increased amounts on focused marketing directed at issuers during the coming fiscal year.

    During the fourth quarter of 1999, Wit Capital wrote-down $5.6 million in computer software and hardware that it had developed or purchased to operate a planned after hours trading system. In light of the rapidly changing environment for after-hours trading and alternative trading systems and the need to complete the merger with SoundView, Wit Capital determined that it would not operate its digital trading facility. As of December 31, 1999, Wit Capital had capitalized a total of approximately $8 million in costs related to the development of the digital trading facility and in light of the decision, Wit Capital wrote-down approximately $5.6 million of these capitalized costs, representing management's estimate of the impairment in the value of the assets. Management estimated the fair value of the assets remaining by determining which assets were utilizable in other areas of the business as well as estimating the potential future cash inflows that might be received from the sale or licensing of part or all of the developed technology.

    Other expenses for the year ended December 31, 1999 were $2.5 million, and were $1.2 million for the year ended December 30, 1998. Other expenses include office supplies, registrations and other general administrative expenses which have all increased as Wit Capital continues to expand our business and operations. Other expenses in 1998 include write-downs of $782,000 related to media credits Wit Capital had previously acquired but which, in view of a revised marketing strategy in 1998, decided not to use. In 1999, other expenses include $450,000 in primarily non-recurring costs associated with past vendor and other relationships. Other expenses were ($467,000) for the year ended December 31, 1997. In 1997, other expenses included a credit of $750,000 to reflect a repurchase of our common stock and a corresponding reduction of other expenses.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, Wit Capital satisfied its cash requirements primarily through private placements of common stock and convertible preferred stock. During
June 1999, Wit Capital Group, completed an initial public offering in which it issued 8,740,000 shares of common stock at $9.00 per share. It received
$72.8 million in cash proceeds, net of underwriting discounts and offering costs, from the offering and an approximate $57 million from private placements of its equity in that year. We believe that our existing cash balances will be sufficient to meet anticipated cash requirements for at least the next twelve months. We may, nonetheless, seek additional financing to support our activities during the next twelve months or thereafter, including additional public offerings of our common stock. There can be no assurance, however, that additional capital will be available on reasonable terms, if at all, when needed or desired.

    Net cash used in operating activities was $8.9 million during the year ended December 31, 1999, was $6.9 million during the year ended December 31, 1998, and was $3.9 million during the year ended December 31, 1997. Cash used in operating activities for the year ended December 31, 1999 was primarily from a net loss of $20.9 million, an increase in operating assets of $13.6 million that was offset by a net increase in operating liabilities of $17.5 million. Cash used in operating activities for the year ended December 31, 1998 was primarily from a net loss of $8.8 million, a net increase in operating assets of $1.2 million, and an increase in operating liabilities of $711,000. Cash used in operating activities in 1997 was primarily attributable to a net loss of $3.0 million, plus a non-cash expense reimbursement of $750,000.

    Cash used in investing activities was $129.3 million during the year ended December 31, 1999, was $458,000 during the year ended December 31, 1998, and was $828,000 during the year ended December 31, 1997. Cash used in investing activities for the year ended December 31, 1999 was primarily for an investment in Wit Capital Europe of $5.6 million, net purchases of short-term investments of $108.6 million, fixed asset purchases of $6.6 million and purchases and development of computer software of $8.4 million. Cash used in investing activities for the year ended December 31, 1998 resulted from purchases of fixed assets of $436,000 and from purchases of computer software of $22,000. Net cash used in investing activities of $828,000 for 1997 was attributable to $240,000 used for the purchase of fixed assets and $588,000 used in computer software development.

    Cash provided by financing activities was $132.5 million for the year ended December 31, 1999, was $24.3 million for the year ended December 31, 1998, and was $5.1 million for the year ended December 31, 1997. Cash provided by financing activities resulted primarily from net proceeds of $72.8 million received from the initial public offering of Wit Capital common stock and from $24.9 million in net proceeds received from the issuance of Wit Capital
Series E preferred stock, subsequently converted into Class B common stock, and the sale of warrants to The Goldman Sachs Group, Inc. and from $31.5 million received from issuances of Wit Capital Series D preferred stock, now common stock, in private placements. Cash provided by financing activities for the year ended December 31, 1998, was primarily from issuances of our Series A and B preferred stock, subsequently converted into common stock, in private placements. Net cash provided by financing activities was $5.1 million for 1997 and primarily consisted of proceeds from the issuance of preferred stock.

    Wit Capital continued to make significant improvements to its customer care services during the year increasing the number of call center representatives, improving response time to customer inquiries, and upgrading its processing software and telecommunications equipment. We are currently upgrading and expanding the capabilities of our systems infrastructure which at times has been strained by rapid growth. We expect infrastructure expenditures to continue as we improve and enhance our online brokerage systems, and expand our affinity programs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our primary risk exposures are market risk (particularly equity price), credit risk and legal risk. Market risk refers to the risk that a change in the level of equity prices, interest rates or other factors could result in trading losses or negatively impact the market for equity issuance. Credit and legal risk refers to the risk that a counterparty to a transaction might fail to perform under its contractual commitment resulting in our incurring losses. Our risk management focuses on the trading of securities, extension of credit to counterparties and investment banking activities, as well as the monitoring of trading levels with institutional customers. We monitor these risks daily through a number of control procedures in order to identify and evaluate the various risks to which our company is exposed.

MARKET RISK

    We may act as a principal to facilitate customer-related transactions in financial instruments which expose the firm to market risks. We make markets in over 200 equity securities. As such, we maintain securities inventories to facilitate customer transactions. Our management believes its practice of monitoring market risk very closely and we believe that our risk management results in a carefully controlled exposure to market volatility that should reduce our exposure to earnings volatility. Managing market risk exposure includes limiting firm commitments by position level both long and short for all securities traded and limiting the type of trades that can occur in each inventory account.

    We seek to manage daily risk exposure in our inventory accounts by requiring various levels of management review of these accounts. The primary purpose of risk management is to participate in the establishment of position limits, as well as to monitor both the buy and sell activity in the firm's trading accounts. Trading activities of may result in the creation of inventory positions. Position and exposure reports indicating both long and short position are prepared, distributed and reviewed each day. These reports enable us to monitor inventory levels, monitor daily trading results by stock and trader, as well as review inventory aging, pricing and concentration.

    We invest our excess cash in money market funds, short-term obligations issued by the U.S. Government and its agencies and in high-quality corporate issuers. Our investment portfolio is subject to market risk for changes in interest rates. We have established investment guidelines that specify credit quality requirements as well as diversification requirements by issuer and type of security. We do not hold derivative financial instruments in our investment portfolio.

CREDIT RISK

    Our exposure to credit risk arises from the possibility that a counterparty to a transaction might fail to perform under its contractual commitment, resulting in our incurring losses. Credit risk related to various financing activities is reduced by the industry practice of obtaining and maintaining possession and control of collateral which is accomplished with established arrangements with the clearing broker. We actively manage the credit exposure relating to our trading activities by monitoring the credit worthiness of counterparties requesting additional collateral when deemed necessary and limiting the amount and duration of exposure to individual counterparties.

LEGAL RISK

    Legal risk includes the risk on non-compliance with applicable legal and regulatory requirements and the risk that a counterparty's performance obligations will be unenforceable. We are generally subject to extensive regulation in the different jurisdictions in which we conduct business. We have established legal standards and procedures that are designed to ensure compliance with all applicable statutory and regulatory requirements. We have also established procedures that are designed to monitor compliance with senior management's policies relating to conduct, ethics and business practices. In connection with our business, we have various procedures that address issues such as regulatory capital requirements, trading and sales practices, supervision, and record keeping. We have also established certain procedures to mitigate the risk that a counterparty's performance obligations will be unenforceable, including consideration of counterparty legal authority and capacity, adequacy or legal documentation, the permissibility of a transaction under applicable law and whether applicable bankruptcy or insolvency laws limit or alter contractual remedies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            WIT CAPITAL GROUP, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Index to Consolidated Financial Statements..................     F-1
Report of Independent Public Accountants....................     F-2
Consolidated Statements of Financial Condition as of
  December 31, 1999 and 1998................................     F-3
Consolidated Statements of Operations for the years ended
  December 31, 1999, 1998 and 1997..........................     F-4
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 1999, 1998 and 1997......     F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................     F-6
Notes to Consolidated Financial Statements..................     F-8
Schedule to Consolidated Financial Statements...............    F-18
Notes to Schedule to Consolidated Financial Statements......    F-23

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information called for by Item 10 will be set forth under the caption "Election of Directors" in the Company's 1999 Proxy Statement, which will be filed not later than 120 days after the end of the Company's fiscal year ended December 31, 1999 and which is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information called for by Item 11 will be set forth under the caption "Executive Compensation" in the Company's 1999 Proxy Statement, which will be filed not later than 120 days after the end of the Company's fiscal year ended December 31, 1999 and which is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information called for by Item 12 will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's 1999 Proxy Statement, which will be filed not later than 120 days after the end of the Company's fiscal year ended December 31, 1999 and which is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information called for by Item 13 will be set forth under the caption "Certain Relationships and Related Transactions" in the Company's 1999 Proxy Statement, which will be filed not later than 120 days after the end of the Company's fiscal year ended December 31, 1999 and which is incorporated herein by this reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report on Form 10-K:

1.  Financial Statements

    The following consolidated financial statements of Wit Capital Group, Inc, and subsidiaries and the related notes thereto are filed as a part of this report pursuant to Item 8, beginning on page F-1:

Report of Independent Public
  Accountants
Consolidated Statements on Income
  for the years ended December 31,
  1999, 1998 and 1997
Consolidated Statements of
  Financial Condition as of
  December 31, 1999 and 1998
Consolidated Statements of Changes
  in Stockholders' Equity for the
  years ended December 31, 1999,
  1998 and 1997
Consolidated Statements of Cash
  Flows for the years ended
  December 31, 1999, 1998 and 1997
Notes to Consolidated Financial
  Statements
Schedule to Consolidated Financial
  Statements
Notes to Schedule to Consolidated
  Financial Statements

2.  Financial Statement Schedules

    All financial statement schedules required by Item 14(a)(2) have been omitted because they are inapplicable or because the required information has been included in the consolidated financial statements or Notes thereto.

3.  Exhibits

    The following Exhibits are filed as part of this Report as required by Item 601 of Regulation S-K. The Exhibits designated by an asterisk are management contracts and compensatory plans and arrangements required to be filed as Exhibits to this Report.

  3.1    Amended and Restated Certificate of Incorporation of Wit
         Capital Group, Inc. (Incorporated by reference to Exhibit
         3.1 to the quarterly report of Wit Capital Group, Inc. on Form 10-Q for the period ended June 30, 1999).

  3.2 By-Laws of Wit Capital Group, Inc. (Incorporated by reference to Exhibit 3.2 to the quarterly report of Wit
         Capital Group, Inc. on Form 10-Q for the period ended June
         30, 1999).

  4.1    Rights Agreement between Wit Capital Group, Inc. and
         American Stock Transfer & Trust Company, as Rights Agent
         (Incorporated by reference to Exhibit 4.1 to the quarterly report of Wit Capital Group, Inc. on Form 10-Q for the period ended June 30, 1999).

 10.1*   Wit Capital Group, Inc. Stock Incentive Plan.

 10.2*   SoundView Technology Group, Inc. Stock Option Plan.
         (Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 (No. 333-92887) of Wit
         Capital Group, Inc).

 10.3* Annual Bonus Plan (Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 333-74619) of
         Wit Capital Group, Inc.).

 10.4*   Investment Banking Bonus Pool (Incorporated by reference to
         Exhibit 10.3 to the Registration Statement on Form S-1 (No.
         333-74619) of Wit Capital Group, Inc.).

 10.5*   Long-Term Incentive Plan (Incorporated by reference to
         Exhibit 10.4 to the Registration Statement on Form S-1 (No.
         333-74619) of Wit Capital Group, Inc.).

 10.6*   Deferred Compensation Plan (Incorporated by reference to
         Exhibit 10.5 to the Registration Statement on Form S-1 (No.
         333-74619) of Wit Capital Group, Inc.).

 10.7*   Employment Agreement between Wit Capital Group, Inc. and
         Robert H. Lessin (Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (No. 333-74619) of
         Wit Capital Group, Inc.).

 10.8*   Employment Agreement between Wit Capital Group, Inc. and
         Ronald Readmond (Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 (No. 333-74619) of
         Wit Capital Group, Inc.).

 10.9*   Employment Agreement between Wit Capital Group, Inc. and
         Andrew D. Klein (Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (No. 333-74619) of
         Wit Capital Group, Inc.).

 10.10*  Employment Agreement between Wit Capital Group, Inc. and
         Mark Loehr (Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 (No. 333-74619) of Wit
         Capital Group, Inc.).

 10.12*  Employment Agreement between Wit Capital Group, Inc. and
         Lloyd H. Feller. (Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4 (No. 333-92887) of
         Wit Capital Group, Inc).

 10.13*  Employment Agreement between Wit Capital Group, Inc. and
         Robert C. Mendelson. (Incorporated by reference to Exhibit
         10.13 to the Registration Statement on Form S-4 (No.
         333-92887) of Wit Capital Group, Inc).

 10.14*  Employment Agreement between Wit Capital Group, Inc. and
         Russell D. Crabs.

 10.15*  Employment Agreement between Wit Capital Group, Inc. and
         Curtis L. Snyder.

 10.16*  Employment Agreement between Wit Capital Group, Inc. and
         John W. Palmer.

 10.17   Third Amended and Restated Stockholders Agreement, dated
         April 8, 1999, between Wit Capital Group, Inc. and
         Stockholders Named Therein (Incorporated by reference to
         Exhibit 10.13 to the Registration Statement on Form S-1 (No.
         333-74619) of Wit Capital Group, Inc.).

 10.18 Third Amended and Restated Registration Rights Agreement, dated April 8, 1999, between Wit Capital Group, Inc. and
         Stockholders Named Therein (Incorporated by reference to
         Exhibit 10.14 to the Registration Statement on Form S-1 (No.
         333-74619) of Wit Capital Group, Inc.).

 10.19 Purchase Agreement, dated as of March 29, 1999, by and between Wit Capital Group, Inc. and The Goldman Sachs Group,
         L.P. (Incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 (No. 333-74619) of Wit
         Capital Group, Inc.).

 23.1 Consent of Arthur Andersen LLP with regard to the financial statements of Wit Capital Group, Inc.

 24      Power of Attorney (included with the signature pages hereof)

 27.1    Financial Data Schedule

(b)  Reports on Form 8-K

    On November 4, 1999, the Company filed a current report on Form 8-K regarding its announcement of the Agreement and Plan of Merger by and among Wit Capital Group, Inc., W/S Merger Corp. and SoundView Technology Group, Inc. dated as of October 31, 1999.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of New York, the State of New York, on the 30th day of March 2000.

                                                       WIT CAPITAL GROUP, INC.

                                                       BY:             /S/ ROBERT H. LESSIN
                                                            -----------------------------------------
                                                                         Robert H. Lessin
                                                                    CHAIRMAN OF THE BOARD AND
                                                                    CO-CHIEF EXECUTIVE OFFICER

                                                       By:             /s/ RONALD READMOND
                                                            -----------------------------------------
                                                                         Ronald Readmond
                                                            VICE CHAIRMAN, CO-CHIEF EXECUTIVE OFFICER
                                                                          AND PRESIDENT

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert H. Lessin and Ronald Readmond, and each of them, with full power to act without the other, such person's true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this report, any and all amendments thereto and to file the same, with exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                /s/ ROBERT H. LESSIN                   Co-Chief Executive Officer and
     -------------------------------------------         Director (Co-Principal        March 28, 2000
                  Robert H. Lessin                       Executive Officer)

                 /s/ RONALD READMOND                   Co-Chief Executive Officer and
     -------------------------------------------         Director (Co-Principal        March 28, 2000
                   Ronald Readmond                       Executive Officer)

                 /s/ ANDREW D. KLEIN                   Director
     -------------------------------------------                                       March 27, 2000
                   Andrew D. Klein

                /s/ RUSSELL D. CRABS                   Director
     -------------------------------------------                                       March 23, 2000
                  Russell D. Crabs

                /s/ JOHN H. N. FISHER                  Director
     -------------------------------------------                                       March 22, 2000
                  John H. N. Fisher

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
              /s/ EDWARD H. FLEISCHMAN                 Director
     -------------------------------------------                                       March 27, 2000
                Edward H. Fleischman

              /s/ STEVEN M. GLUCKSTERN                 Director
     -------------------------------------------                                       March 28, 2000
                Steven M. Gluckstern

               /s/ JOSEPH R. HARDIMAN                  Director
     -------------------------------------------                                       March 22, 2000
                 Joseph R. Hardiman

                /s/ GILBERT C. MAURER                  Director
     -------------------------------------------                                       March 23, 2000
                  Gilbert C. Maurer

                   /s/ ADAM MIZEL                      Director
     -------------------------------------------                                       March 24, 2000
                     Adam Mizel

                /s/ CURTIS L. SNYDER                   Chief Financial Officer
     -------------------------------------------         (Principal Financial and      March 28, 2000
                  Curtis L. Snyder                       Accounting Officer)

                            WIT CAPITAL GROUP, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants....................   F-2
Consolidated Statements of Financial Condition as of
  December 31, 1999 and 1998................................   F-3
Consolidated Statements of Operations for the years ended
  December 31, 1999, 1998 and 1997..........................   F-4
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 1999, 1998 and 1997......   F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................   F-6
Notes to Consolidated Financial Statements..................   F-8
Schedule to Consolidated Financial Statements...............  F-18
Notes to Schedule to Consolidated Financial Statements......  F-23

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Wit Capital Group, Inc.:

    We have audited the accompanying consolidated statements of financial condition of Wit Capital Group, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999, and 1998 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wit Capital Group, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

    Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index on page F-1 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. Such schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP
New York, New York
February 16, 2000

                    WIT CAPITAL GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                           DECEMBER 31, 1999 AND 1998

                                                                  1999          1998
                                                              ------------   -----------
                           ASSETS
------------------------------------------------------------
CASH AND CASH EQUIVALENTS...................................  $ 12,447,885   $18,110,146
RECEIVABLE FROM CLEARING BROKER.............................       681,807       119,312
SECURITIES OWNED, at market or fair value...................   114,468,173       758,293
PREPAID EXPENSES............................................     1,610,628       144,430
INVESTMENT BANKING FEES RECEIVABLE..........................     3,570,176       512,952
INVESTMENT IN AFFILIATES....................................    17,511,403            --
FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net of
  accumulated depreciation and amortization of $1,110,369
  and $243,527 at December 31, 1999 and 1998,
  respectively..............................................     6,312,242       615,181
COMPUTER SOFTWARE, net of accumulated amortization of
  $1,212,907 and $560,277 at December 31, 1999 and 1998,
  respectively..............................................     3,706,112     1,614,735
OTHER ASSETS................................................     3,309,750       421,357
                                                              ------------   -----------
Total assets................................................  $163,618,176   $22,296,406
                                                              ============   ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------
LIABILITIES:
Accounts payable and accrued expenses.......................  $  5,130,675   $   399,827
Accrued compensation........................................    13,506,087       632,636
Other liabilities...........................................       579,881       655,689
                                                              ------------   -----------
Total liabilities...........................................    19,216,643     1,688,152
                                                              ------------   -----------
STOCKHOLDERS' EQUITY:
Series A Preferred Stock, $.01 par value, 9,000,000 shares
  authorized; 8,997,952 shares issued and outstanding at
  December 31, 1998.........................................            --        89,980
Series B Preferred Stock, $.01 par value, 3,000,000 shares
  authorized; 2,304,982 shares issued and outstanding at
  December 31, 1998.........................................            --        23,050
Series C Preferred Stock, $.01 par value, 7,445,000 shares
  authorized; 5,902,750 shares issued and outstanding at
  December 31, 1998.........................................            --        59,028
Series D Preferred Stock, $.01 par value, 10,000,000 shares
  authorized; 9,933,334 shares issued and outstanding at
  December 31, 1998.........................................            --        99,333
Common Stock, $.01 par value, 60,000,000 shares authorized;
  11,264,600 shares issued and outstanding at December 31,
  1998......................................................            --       112,647
Common Stock, $.01 par value, 500,000,000 shares authorized;
  61,629,828 shares issued and outstanding at December 31,
  1999......................................................       616,298            --
Common Stock, Class B, $.01 par value, 75,000,000 shares
  authorized; 11,666,666 shares issued and outstanding at
  December 31, 1999.........................................       116,667            --
Common Stock, Class C, $.01 par value, 159,000,000 shares
  authorized; no shares issued and outstanding at December
  31, 1999 and 1998.........................................            --            --
Additional paid-in capital..................................   196,777,759    39,534,657
Notes receivable from stockholders..........................   (15,333,070)   (5,750,000)
Deferred compensation.......................................    (3,311,765)           --
Accumulated deficit.........................................   (34,464,356)  (13,560,441)
                                                              ------------   -----------
Total stockholders' equity..................................   144,401,533    20,608,254
                                                              ------------   -----------
Total liabilities and stockholders' equity..................  $163,618,176   $22,296,406
                                                              ============   ===========

 The accompanying notes are an integral part of these consolidated statements.

                    WIT CAPITAL GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                            1999          1998          1997
                                                        ------------   -----------   -----------
REVENUES:
  Investment banking..................................  $ 30,269,532   $ 1,515,105   $    42,567
  Brokerage...........................................     7,087,700       294,454        10,403
  Unrealized gain on investment.......................     5,509,080            --            --
  Interest............................................     4,716,824       182,880        53,821
  Other...............................................     1,034,415        45,370       138,750
                                                        ------------   -----------   -----------
  Total revenues......................................    48,617,551     2,037,809       245,541
                                                        ------------   -----------   -----------
EXPENSES:
  Compensation and benefits...........................    39,013,625     4,444,271     1,549,958
  Professional services...............................     4,952,832       877,822       329,334
  Technology development..............................     2,771,792     1,155,959       511,076
  Data processing and communications..................     3,449,259       625,231       237,608
  Brokerage and clearance.............................     5,346,959       186,322         5,563
  Depreciation and amortization.......................     1,609,492       896,652       229,209
  Occupancy...........................................     1,108,770       237,334       200,673
  Marketing...........................................     2,594,222     1,205,965       641,334
  Write-down of computer software and equipment.......     5,565,247            --            --
  Other...............................................     2,548,829     1,202,143      (466,633)
                                                        ------------   -----------   -----------
Total expenses........................................    68,961,027    10,831,699     3,238,122
                                                        ------------   -----------   -----------
  Net loss before equity in net loss of affiliates....   (20,343,476)   (8,793,890)   (2,992,581)
  Equity in net loss of affiliates....................      (560,439)           --            --
                                                        ------------   -----------   -----------
Net loss..............................................  $(20,903,915)  $(8,793,890)  $(2,992,581)
                                                        ============   ===========   ===========

NET LOSS PER SHARE:
  Basic...............................................  $       (.52)  $     (1.23)  $      (.41)
  Diluted.............................................          (.52)        (1.23)         (.41)

WEIGHTED AVERAGE SHARES USED IN THE COMPUTATION OF NET
  LOSS PER SHARE:
  Basic...............................................    39,909,794     7,140,123     7,303,013
  Diluted.............................................    39,909,794     7,140,123     7,303,013

 The accompanying notes are an integral part of these consolidated statements.

                    WIT CAPITAL GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                   OLD        NEW      CLASS B     CLASS C     ADDITIONAL
                                     PREFERRED    COMMON     COMMON     COMMON     COMMON       PAID-IN      ACCUMULATED
                                       STOCK      STOCK      STOCK      STOCK       STOCK       CAPITAL        DEFICIT
                                     ---------   --------   --------   --------   ---------   ------------   ------------
STOCKHOLDERS' EQUITY, December 31,
  1996.............................  $  2,500    $75,811    $    --    $    --    $      --   $  3,175,563   $(1,773,970)
  Issuance of Series A Preferred
    Stock..........................    69,700         --         --         --           --      6,860,252            --
  Conversion of common stock to
    Series A Preferred Stock.......     5,000     (3,500)        --         --           --         (1,500)           --
  Repurchase and retirement of
    common stock...................        --     (1,750)        --         --           --       (248,250)           --
  Net loss.........................        --         --         --         --           --             --    (2,992,581)
                                     ---------   --------   --------   --------   ---------   ------------   ------------
STOCKHOLDERS' EQUITY, December 31,
  1997.............................    77,200     70,561         --         --           --      9,786,065    (4,766,551)
  Issuance of common stock.........        --      1,836         --         --           --        262,115            --
  Issuance of common stock for note
    receivable.....................        --     40,250         --         --           --      5,709,750            --
  Issuance of Series A Preferred
    Stock..........................    12,780         --         --         --           --      1,286,600            --
  Issuance of Series B Preferred
    Stock..........................    23,050         --         --         --           --      2,251,932            --
  Issuance of Series C Preferred
    Stock..........................    59,028         --         --         --           --      5,782,184            --
  Issuance of Series D Preferred
    Stock..........................    99,333         --         --         --           --     14,456,011            --
  Net loss.........................        --         --         --         --           --             --    (8,793,890)
                                     ---------   --------   --------   --------   ---------   ------------   ------------
STOCKHOLDERS' EQUITY, December 31,
  1998.............................   271,391    112,647         --         --           --     39,534,657   (13,560,441)
  Issuance of common stock in
    initial public offering, net...        --         --     87,400         --           --     72,689,869            --
  Issuance of common stock.........        --     15,330      4,718         --        6,835      3,921,188            --
  Issuance of common stock for
    notes receivable...............        --     47,595         --         --           --      8,919,642            --
  Issuance of Series D Preferred
    Stock..........................   214,001         --         --         --           --     31,362,528            --
  Issuance of Series E Preferred
    Stock..........................   116,667         --         --         --           --     24,741,546            --
  Conversion of Old Common Stock to
    Class C Common.................        --    (175,572)       --         --      175,572             --            --
  Conversion of Class C to New
    Common Stock...................        --         --    524,180         --     (524,180)            --            --
  Conversion of Series A through
    D Preferred to Class B and
    C Common.......................  (602,059)        --         --    116,667      339,773        145,619            --
  Issuance of restricted stock to
    employees......................        --         --         --         --        2,000      3,642,880            --
  Compensation expense on
    restricted stock grants........        --         --         --         --           --             --            --
  Increase in equity investment in
    affiliate resulting from
    issuance of stock..............        --         --         --         --           --     11,819,830            --
  Net loss.........................        --         --         --         --           --             --   (20,903,915)
                                     ---------   --------   --------   --------   ---------   ------------   ------------
STOCKHOLDERS' EQUITY, December 31,
  1999.............................  $     --    $    --    $616,298   $116,667   $      --   $196,777,759   $(34,464,356)
                                     =========   ========   ========   ========   =========   ============   ============

                                        NOTES
                                      RECEIVABLE
                                         FROM         DEFERRED      SUBSCRIPTIONS
                                     STOCKHOLDER    COMPENSATION     RECEIVABLE        TOTAL
                                     ------------   -------------   -------------   ------------
STOCKHOLDERS' EQUITY, December 31,
  1996.............................  $         --   $         --     $        --    $  1,479,904
  Issuance of Series A Preferred
    Stock..........................            --             --        (308,000)      6,621,952
  Conversion of common stock to
    Series A Preferred Stock.......            --             --              --              --
  Repurchase and retirement of
    common stock...................            --             --              --        (250,000)
  Net loss.........................            --             --              --      (2,992,581)
                                     ------------   ------------     -----------    ------------
STOCKHOLDERS' EQUITY, December 31,
  1997.............................            --             --        (308,000)      4,859,275
  Issuance of common stock.........            --             --              --         263,951
  Issuance of common stock for note
    receivable.....................    (5,750,000)            --              --              --
  Issuance of Series A Preferred
    Stock..........................            --             --         308,000       1,607,380
  Issuance of Series B Preferred
    Stock..........................            --             --              --       2,274,982
  Issuance of Series C Preferred
    Stock..........................            --             --              --       5,841,212
  Issuance of Series D Preferred
    Stock..........................            --             --              --      14,555,344
  Net loss.........................            --             --              --      (8,793,890)
                                     ------------   ------------     -----------    ------------
STOCKHOLDERS' EQUITY, December 31,
  1998.............................    (5,750,000)            --              --      20,608,254
  Issuance of common stock in
    initial public offering, net...            --             --              --      72,777,269
  Issuance of common stock.........            --             --              --       3,948,071
  Issuance of common stock for
    notes receivable...............    (9,583,070)            --              --        (615,833)
  Issuance of Series D Preferred
    Stock..........................            --             --              --      31,576,529
  Issuance of Series E Preferred
    Stock..........................            --             --              --      24,858,213
  Conversion of Old Common Stock to
    Class C Common.................            --             --              --              --
  Conversion of Class C to New
    Common Stock...................            --             --              --              --
  Conversion of Series A through
    D Preferred to Class B and
    C Common.......................            --             --              --              --
  Issuance of restricted stock to
    employees......................            --     (3,644,880)             --              --
  Compensation expense on
    restricted stock grants........            --        333,115              --         333,115
  Increase in equity investment in
    affiliate resulting from
    issuance of stock..............            --             --              --      11,819,830
  Net loss.........................            --             --              --     (20,903,915)
                                     ------------   ------------     -----------    ------------
STOCKHOLDERS' EQUITY, December 31,
  1999.............................  $(15,333,070)  $ (3,311,765)    $        --    $144,401,533
                                     ============   ============     ===========    ============

                    WIT CAPITAL GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                            1999          1998          1997
                                                        ------------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss............................................  $(20,903,915)  $(8,793,890)  $(2,992,581)
  Adjustments to reconcile net loss to net cash used
    in operating activities-
    Non-cash expenses.................................            --     1,522,901            --
    Equity in operations of affiliates................       560,439            --            --
    Write-down of computer software and equipment.....     5,565,247            --            --
    Non-cash expense reimbursement....................            --            --      (750,000)
    Non-cash charges related to stock based
      compensation....................................       333,115            --            --
    Depreciation and amortization.....................     1,609,492       896,652       229,209
  (Increase) decrease in operating assets-
    Receivable from clearing broker...................      (562,495)       17,052       (35,753)
    Securities owned..................................    (5,094,236)     (217,789)     (540,504)
    Investment in limited partnership.................      (538,986)           --            --
    Prepaid expenses..................................    (1,466,198)     (188,343)     (132,659)
    Investment banking fees receivable................    (3,057,224)     (512,952)           --
    Other assets......................................    (2,888,393)     (316,487)       45,848
  Increase (decrease) in operating liabilities-
    Accounts payable and accrued expenses.............     4,730,846      (127,618)     (134,381)
    Compensation payable..............................    12,873,451       284,210       341,826
    Other liabilities.................................       (75,808)      554,189        86,000
                                                        ------------   -----------   -----------
      Net cash used in operating activities...........    (8,914,665)   (6,882,075)   (3,882,995)
                                                        ------------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in Wit Capital Japan.....................       (88,615)           --            --
  Investment in Wit Capital Europe....................    (5,624,429)           --            --
  Purchases of short-term investments.................  (153,117,995)           --            --
  Sales of short-term investments.....................    44,502,351            --            --
  Computer software purchased.........................    (8,399,254)      (21,542)     (588,470)
  Payments for purchases of furniture, equipment and
    leasehold improvements............................    (6,563,903)     (436,243)     (239,568)
                                                        ------------   -----------   -----------
      Cash used in investing activities...............  (129,291,845)     (457,785)     (828,038)
                                                        ------------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Notes receivable from stockholders..................      (615,833)           --            --
  Proceeds from IPO of common stock...................    72,777,269            --            --
  Net proceeds from issuance of common stock..........     3,948,071        60,301            --
  Net proceeds from issuance of preferred stock.......    56,434,742    24,278,918     5,071,952
                                                        ------------   -----------   -----------
  Net cash provided by financing activities...........   132,544,249    24,339,219     5,071,952
                                                        ------------   -----------   -----------
      Net increase (decrease) in cash and cash
        equivalents...................................    (5,662,261)   16,999,359       360,919
Cash and cash equivalents, beginning of year..........    18,110,146     1,110,787       749,868
                                                        ------------   -----------   -----------
Cash and cash equivalents, end of year................  $ 12,447,885   $18,110,146   $ 1,110,787
                                                        ============   ===========   ===========

                    WIT CAPITAL GROUP, INC. AND SUBSIDIARIES

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                            1999          1998          1997
                                                        ------------   -----------   -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for-
    Interest..........................................  $      3,822   $     7,211   $     4,362
    Taxes.............................................        18,830        43,181        19,337

NON-CASH TRANSACTIONS:
  Issuance of common and preferred stock for computer
    software..........................................  $         --   $        --   $   400,000
  Issuance of common stock for web site development...            --       203,650            --
  Issuance of common and preferred stock for
    advertising credits...............................            --            --     1,150,000
  Series A Preferred Stock subscriptions receivable...            --            --       308,000
  Issuance of common stock to stockholders for notes
    receivable........................................     8,967,237     5,750,000            --
  Repurchase of common stock..........................            --            --       250,000
  Conversion of common stock to preferred stock.......            --            --         5,000
  Issuance of common stock for consulting services....        40,613            --            --
  Issuance of restricted stock to employees...........     3,644,880            --            --
  Increase in equity investment in affiliate resulting
    from issuance of stock............................    11,819,830            --            --

 The accompanying notes are an integral part of these consolidated statements.

                    WIT CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997

1. ORGANIZATION AND BUSINESS

    Wit Capital Group, Inc. ("WCG" or the "Company") was incorporated on March 27, 1996 and commenced operations in September 1997. The accompanying consolidated financial statements include the accounts of WCG and its wholly owned subsidiaries, Wit Capital Corporation ("WCC"), BidPlus Corporation ("BidPlus") and Wit Capital Private Equity Advisors LLC ("WCPEA"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

    WCC has an agreement with U.S. Clearing (a division of Fleet
Securities, Inc.), pursuant to which U.S. Clearing clears securities transactions, carries customers' accounts on a fully disclosed basis, and performs record-keeping functions for WCC. The term of the agreement expires in December 2001. The agreement states that WCC will assume customer obligations should a customer of WCC default. U.S. Clearing controls credit risk of customers by requiring maintenance of margin collateral in compliance with various regulatory and internal guidelines. In connection with its underwriting and brokerage activities, WCC executes various security transactions as principal or agent. These activities may expose WCC to risk in the event the company or its customers is unable to fulfill contractual obligations.

2. INVESTMENTS IN AFFILIATES

    In July 1999, the Company entered into a joint venture agreement with Trans Cosmos, Inc. and an investment agreement with Mitsubishi Corporation to establish a Japanese Internet investment banking firm now known as Wit Capital Japan Inc. ("Wit Capital Japan"). Wit Capital Japan was incorporated in
August 1999 and is based in Tokyo. Start of operations is anticipated to be early 2000. As anticipated, in October 1999, Wit Capital Japan signed a second round of financing which will reduce the Company's ownership in the joint venture from 60 percent to approximately 30 percent, although the Company has an option to purchase an additional 10 percent within six months of investors funding the second round of financing. The Company accounts for its investment in Wit Capital Japan under the equity method. In connection with the issuance of common stock by Wit Capital Japan in the above mentioned financing round, the Company recorded the difference between the carrying amount of the Company's investment in Wit Capital Japan and the underlying net book value as an increase to its investment and a corresponding increase in shareholder's equity in the amount of $11,819,830.

    In August 1999, the Company created an alliance with the management team of Dawntreader Fund I LP ("Dawntreader"), the investment advisor to an early stage internet fund established in 1998 by the Company's Chairman and Co-Chief Executive Officer. WCPEA holds a 50 percent interest in a newly created entity, Wit/Dawntreader Advisors LLC which serves as the investment advisor of Wit VC Fund I LP (formerly Arista Capital Partners, LP), a newly formed private equity fund. In October 1999, the Company entered into agreements with several of the members of the management team of

                    WIT CAPITAL GROUP, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

2. INVESTMENTS IN AFFILIATES (CONTINUED)
Dawntreader for these individuals to become employees of the Company and, accordingly consolidates Wit/Dawntreader Advisors LLC.

    On October 26, 1999, the Company and enba plc ("enba") announced their intention to combine their efforts to establish a Pan-European investment banking firm, to be known as Wit Capital Europe. Start of operations is anticipated to occur in early 2000. As of December 31, 1999, the Company and enba jointly controlled Wit Capital Europe and owned 55 percent and 45 percent, respectively, of the equity of Wit Capital Europe. In December 1999 the Company contributed approximately $5.6 million to the joint venture. The Company also entered into a subscription agreement to acquire 189,748 shares of enba in exchange for 1,878,596 shares of the Company's common stock.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management does not believe that actual results will differ materially from these estimates.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, WCC, WCPEA and BidPlus. Material intercompany balances and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include amounts that are readily convertible into cash and highly liquid investments with a maturity of three months or less.

SECURITIES OWNED

    Securities transactions and the related expenses are recorded on a trade date basis and are valued at market or fair value.

COMPUTER SOFTWARE

    Costs capitalized related to the purchase of computer software are being amortized over a period of three years. Costs capitalized related to the development of software for internal use are amortized over the estimated useful lives of the software generally over periods of between 1 and 3 years.

FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Furniture, equipment and leasehold improvements are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the assets, ranging from two and three years for furniture and computer hardware, respectively, to ten years for leasehold improvements.

                    WIT CAPITAL GROUP, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FAIR VALUE OF FINANCIAL INSTRUMENTS

    Substantially all assets and liabilities carried at historical cost or contract value approximate fair value due to their relatively short-term nature.

INVESTMENTS IN AFFILIATES

    Investments in affiliates are accounted for under the equity method.

REVENUE RECOGNITION

    The Company derives revenues from commissions and other brokerage fees related to customer transactions which are recorded on a trade date basis. The Company records investment banking fees as earned. Investment banking retainer fees are initially deferred and are recognized as income over the contract period.

REPORTABLE OPERATING SEGMENT

    The Company considers its present operations to be one reportable segment for purposes of presenting financial information and for evaluating its performance. The financial statement information presented in the accompanying financial statements is consistent with the preparation of financial information for the purpose of internal use.

4. SECURITIES OWNED

    Details of securities owned at December 31, 1999 and 1998 are as follows:

                                                           DECEMBER 31,
                                                      -----------------------
                                                          1999         1998
                                                      ------------   --------
U.S. Government obligations.........................  $ 23,645,877   $218,865
Federal Agency securities...........................    44,731,291         --
Asset Backed securities.............................    24,896,691
                                                                          ---
Corporate bonds.....................................    14,385,940
                                                                          ---
Warrants to purchase equity securities..............     5,566,495
                                                                          ---
Other...............................................     1,241,879    539,428
                                                      ------------   --------
                                                      $114,468,173   $758,293
                                                      ============   ========

5. RELATED PARTY TRANSACTIONS

    In 1996, WCG acquired from Global Trade, Inc. ("GTI") all outstanding shares of BidPlus, the sole asset of which was a proprietary electronic brokerage and trading system, in exchange for 525,000 shares of common stock. The software was recorded at $1,125,000 representing management's estimate of the fair value of the 525,000 shares of common stock at $2.14 per share. Effective December 31, 1996, the founder of GTI agreed to exchange 350,000 of the shares of the common stock of WCG for a 45% equity interest in Brat, a newly formed subsidiary of WCG. In consideration for the exchange, WCG agreed to contribute certain rights to Brat to use the proprietary electronic brokerage and trading system software, as well as providing technology, general and administrative support on behalf

                    WIT CAPITAL GROUP, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

5. RELATED PARTY TRANSACTIONS (CONTINUED) of Brat. In 1997, GTI's founder sought greater control over the development of Brat and in September 1997, exchanged the remaining 175,000 shares of WCG common stock and the rights to the use of the software for all of WCG's shares of Brat. The aforementioned exchange of the 525,000 shares of common stock of WCG has been accounted for as a stock repurchase at $1.43 per share, which represents the fair value of the common stock on the date of the exchange and corresponding $750,000 reduction of other expenses related to the cost of services provided to Brat.

    WCC acted as a co-manager in the Company's initial public offering in June 1999. In connection with its role as a co-manager, WCC received approximately $1.3 million in underwriting concessions, which was recorded as a credit to stockholder's equity.

6. WRITE-DOWN OF COMPUTER SOFTWARE AND EQUIPMENT

    In December 1999, the Company completed its evaluation of whether to continue the roll out of its digital trading facility. In light of the rapidly changing environment for after-hours trading and alternative trading systems and its need to complete the merger with SoundView, the Company determined that it is not going to operate its digital trading facility. Accordingly, management has written down the assets to their estimated fair value. The Company continues to explore how best to maximize the value of its investment in developing the digital trading assets, including a sale of the trading system that was developed, a joint venture with a third party operator, redeployment of the assets for use in other areas of WCG's business or licensing of WCG's digital trading technology to third parties. As of December 31, 1999, the Company had capitalized a total of approximately $8 million in costs related to the development of its digital trading facility and in light of its decision, wrote-down approximately $5.6 million of such capitalized costs which represents management's estimate of the impairment in the value of these assets. Management estimated the fair value of the assets remaining by determining which assets were utilizable in other areas of its business as well as estimating the potential future cash inflows that the Company may receive from the sale or licensing of part or all of its developed technology.

7. INCOME TAXES

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax liabilities and assets at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that realization of such benefits is more likely than not.

    WCG files consolidated Federal and combined New York State and New York City income tax returns with its wholly-owned subsidiaries. The income tax provisions included in the consolidated statements of operations are calculated based on state and local minimum and alternative methods.

    At December 31, 1999, 1998 and 1997, WCG had deferred tax assets of approximately $14,300,000, $5,200,000 and $2,300,000 which were generated by net operating losses of approximately $34,000,000, $13,000,000 and $5,300,000, respectively. The deferred tax assets are fully offset by valuation allowances.

                    WIT CAPITAL GROUP, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

8. STOCKHOLDERS' EQUITY

COMMON STOCK

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

    On May 26, 1999, all outstanding common stock ("Old Common Stock") was converted into a newly created class C common stock ("Class C Common Stock"). On June 2, 1999, a 7 for 10 reverse stock split of Class C Common Stock and
Series E Preferred Stock was effected. Accordingly, all references in the financial statements to the number of shares of Class C Common Stock and Series E Preferred Stock and rights and per share amounts have been retroactively restated to reflect this reverse split. On June 4, 1999 Series A, B, C, D and E Preferred Stock was converted into Class C Common Stock at a conversion rate of 1.43 to 1 and Series E Preferred Stock was converted into Class B Common Stock at a conversion rate of 1 to 1.

    Additionally, in June 1999, the Company completed an initial public offering and issued 8,740,000 shares of a newly created common stock ("New Common Stock") at a price of $9.00 per share. The Company received approximately $72.8 million in proceeds, net of underwriting discounts and other offering costs. Simultaneously with the closing of the initial public offering, each outstanding share of Series A, B, C and D Preferred stock was converted into Class C common stock. All outstanding shares of Series E Preferred Stock were converted into an equivalent number of shares of class B common stock ("Class B Common Stock").

    On December 7, 1999, shares of the Company's Class C Common Stock were converted into New Common Stock.

PREFERRED STOCK

    As of December 31, 1998, the Company has authorized 30,000,000 shares of preferred stock of which 29,445,000 shares have been designated to four series as shown in the accompanying consolidated statements of financial condition.

                    WIT CAPITAL GROUP, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

9. NET LOSS PER SHARE

    The following table sets forth the calculation of shares used in the computation of basic and diluted net loss per share:

                                                                 PERIODS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                                1999        1998        1997
                                                             ----------   ---------   ---------
Shares used in computations:
  Weighted average common shares used in computation of
    basic net loss per share...............................  39,909,794   7,140,123   7,303,013
  Dilutive effect of common stock equivalents..............          --          --          --
                                                             ----------   ---------   ---------
  Weighted average shares used in computation of diluted
    net loss per share.....................................  39,909,794   7,140,123   7,303,013
                                                             ==========   =========   =========

    Because the Company reported a net loss in each of the periods above, the calculation of diluted earnings per share does not include convertible preferred stock, options, warrants, common stock collateralizing the notes receivable from stockholders, and unvested restricted stock as they are anti-dilutive and would result in a reduction of net loss per share. If the Company had reported net income, there would have been an additional 29,458,414, 8,189,535, and 2,706,114 shares as of December 31, 1999, 1998, and 1997, respectively, included in the calculation of diluted earnings per share.

10. EMPLOYEE BENEFIT PLANS AND OTHER COMPENSATION

OTHER COMPENSATION

    In February 1999, the Company entered into employment contracts with several employees which entitled the employees to a total of $5,450,000 in upfront payments. The Company recognized compensation expense of $2,550,000 related to amounts paid for which no future service by the employee is required. The Company recorded advances of $2,900,000 which are being expensed over the employment contract periods for amounts for which the employee is required to provide service and is obligated to repay any unearned compensation in the event of termination or resignation prior to completing the contract term. As of December 31, 1999, an advance of approximately $1,350,000 related to one employee's contract is included in other assets on the accompanying consolidated statements of financial condition.

STOCK OPTION PLAN

    WCG has adopted a stock incentive plan (the "Plan") that permits the granting of stock options, restricted stock and other awards to employees, directors and certain consultants of WCG. The exercise price of any share covered by an option granted to a person owning more than 10% of the voting power of all classes of stock of WCG cannot be less than 110% of the fair market value on the day of the grant. The exercise price of any share covered by an option granted to any person cannot be less than 85% of the fair value on the day of the grant. Options expire ten years from the date of grant, with the majority of the options expiring in the year 2009.

                    WIT CAPITAL GROUP, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

10. EMPLOYEE BENEFIT PLANS AND OTHER COMPENSATION (CONTINUED)
    As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") WCG has accounted for options granted to employees using the intrinsic value method prescribed by Accounting Practice Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." WCG has granted options with exercise prices that are equal to or greater than management's estimate of the fair value of such common stock at the date of grant, and accordingly, the Company has recorded no related compensation expense. For restricted stock issued with future service requirements, compensation expense is recognized over the relevant vesting period.

    The following table summarizes the status of the Company's stock options as of December 31, 1999, 1998 and 1997 and the changes during these periods:

                                                                DECEMBER 31,
                         -------------------------------------------------------------------------------------------
                                            1999                           1998                           1997
                                      ----------------               ----------------               ----------------
                                      WEIGHTED AVERAGE               WEIGHTED AVERAGE               WEIGHTED AVERAGE
                           SHARES      EXERCISE PRICE     SHARES      EXERCISE PRICE     SHARES      EXERCISE PRICE
                         ----------   ----------------   ---------   ----------------   ---------   ----------------
Outstanding, beginning
  of year..............   8,154,822        $1.47         3,267,772        $1.66         1,509,197        $1.64
    Granted............   9,061,151         7.07         5,834,500         1.49         1,904,700         1.59
    Exercised..........   4,584,107         1.74             5,950         1.71                --           --
    Forfeited..........   1,263,839         3.10           941,500         1.56           146,125         3.54
Outstanding, end of
  year.................  11,368,027         5.66         8,154,822         1.47         3,267,772         1.66
Options exercisable,
  end of year..........   3,390,409         2.00         3,437,535         1.43         1,801,865         1.64

    The range of exercisable prices for the options outstanding and the options exercisable is $1.43--$34.88 and the weighted average is $5.66. The weighted average contractual lives for outstanding and exercisable options are 8.4 and
8.4 as of December 31, 1999, 8.89 and 8.03 years as of December 31, 1998, and
8.80 and 8.59 as of December 31, 1997, respectively.

    The fair value of each option granted during 1997, 1998 and in 1999 prior to the Company's IPO was estimated on the date of the grant using the minimum value method prescribed by SFAS No. 123, assuming a dividend yield of zero and a risk-free interest rate of 6%. The fair value of each option granted after the Company's IPO was estimated on the date of the grant using the Black-Scholes method prescribed by SFAS No. 123, assuming a dividend yield of zero and a risk free interest rate of 5.29%. If the Company had recorded compensation expense for its stock options granted for the years

                    WIT CAPITAL GROUP, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

10. EMPLOYEE BENEFIT PLANS AND OTHER COMPENSATION (CONTINUED) ended December 31, 1999, 1998, and 1997, in accordance with SFAS No. 123, the Company's pro forma net loss and pro forma net loss per share would be as follows:

                                                             DECEMBER 31,
                          -----------------------------------------------------------------------------------
                                     1999                         1998                        1997
                          ---------------------------   -------------------------   -------------------------
                          AS REPORTED     PRO FORMA     AS REPORTED    PRO FORMA    AS REPORTED    PRO FORMA
                          ------------   ------------   -----------   -----------   -----------   -----------
Net loss................  $(20,903,915)  $(22,923,461)  $(8,793,890)  $(9,268,941)  $(2,992,581)  $(3,294,797)
Net loss per common
  share:
Basic...................  $      (0.52)  $      (0.57)  $     (1.23)  $     (1.30)  $     (0.41)  $     (0.45)
Diluted.................  $      (0.52)  $      (0.57)  $     (1.23)  $     (1.30)  $     (0.41)  $     (0.45)

    Additionally, during 1999, the Company granted a total of 200,000 shares of restricted stock to employees at no cost to the employees. The restricted stock vests over a four year period and is subject to continued employment and other restrictions. The Company is recording compensation expense related to these grants straight-line over the vesting period.

11. WARRANTS OUTSTANDING

    The Company has 5,984,705 and 1,322,181 outstanding warrants as of December 31, 1999 and December 31, 1998, respectively. Warrants were issued to be convertible to either common or preferred shares of WCG stock. The following table summarizes the status of the Company's warrants as of December 31, 1999, 1998 and 1997 and the changes during these periods:

                                                                     DECEMBER 31,
                                  -----------------------------------------------------------------------------------
                                             1999                         1998                        1997
                                  --------------------------   --------------------------   -------------------------
                                                 WEIGHTED                     WEIGHTED                    WEIGHTED
                                                 AVERAGE                      AVERAGE                     AVERAGE
                                   SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE    SHARES    EXERCISE PRICE
                                  ---------   --------------   ---------   --------------   --------   --------------
Outstanding, beginning of
  year..........................  1,322,181        $1.50         221,900        $1.84       148,400         $2.06
    Granted.....................  5,742,295         5.49       1,100,281         1.43        73,500          1.43
    Exercised...................  1,009,771         1.54              --           --            --            --
    Forfeited...................     70,000          .36              --           --            --            --
Outstanding, end of year........  5,984,705         5.45       1,322,181         1.50       221,900          1.84
Warrants exercisable, end of
  year..........................    347,410         1.59       1,302,348         1.50       179,435          1.91

12. COMMITMENTS AND CONTINGENCIES

    WCG has a noncancelable operating lease covering office space that includes scheduled rent increases every two years commencing November 1998 and an initial free rent period. Additionally, the Company has a one-year noncancelable operating lease for office space located in California, which

                    WIT CAPITAL GROUP, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

12. COMMITMENTS AND CONTINGENCIES (CONTINUED) expires in April 2000. Rent expense for the years ended December 31, 1999, 1998 and 1997 is $514,083, $137,454, and $122,500, respectively. Future lease commitments are as follows:

                                                              MINIMUM LEASE
                                                               OBLIGATION
                                                              -------------
Year ending December 31:
  2000......................................................    $504,725
  2001......................................................     428,799
  2002......................................................     270,375
  2003......................................................     288,750
  Thereafter................................................     872,156

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

13. CAPITAL REQUIREMENTS

    WCC is subject to the SEC's Uniform Net Capital Rule 15c3-1. WCC's net capital, as defined, shall be required to be the greater of $100,000 or the minimum net capital required based on aggregate indebtedness. As of December 31, 1999 and December 31, 1998, WCC's ratio of aggregate indebtedness to net capital was .51 to 1 and .09 to 1 and its net capital was $23,914,930 and $8,446,190 which was $23,095,740 and $8,346,190 in excess of the minimum net capital requirements, respectively.

14. SUBSEQUENT EVENTS

COVERED BY AUDITORS REPORT

    On January 31, 2000 the Company competed its merger with SoundView Technology Group, Inc. ("SoundView"), a Connecticut-based private broker-dealer and investment banking firm focused exclusively on technology. Under the terms of the agreement, WCG acquired the outstanding shares of SoundView in exchange for approximately $313 million; consisting of newly issued Wit Capital common stock, options replacing SoundView options and approximately $22.5 million in cash. This acquisition will be accounted for using the purchase method of accounting.

    In February 2000, the $1,350,000 advance referred to in Note 10 was expensed as a result of an amendment to the employee' s contract stating the amount was no longer repayable to the Company.

    On February 14, 2000, Wit Capital Private Equity Advisors, LLC changed its name to Wit VC LLC.

                    WIT CAPITAL GROUP, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

14. SUBSEQUENT EVENTS (CONTINUED)
NOT COVERED BY AUDITORS REPORT

    In March 2000, SoundView Technology Group, Inc. changed its name to Wit SoundView Corporation.

    In March 2000, subject to the subscription agreement with enba referred to in Note 2, we acquired 189,748 shares of enba in exchange for 1,878,596 shares of the Company's common stock.

                            WIT CAPITAL GROUP, INC.

                             (PARENT COMPANY ONLY)

                       STATEMENTS OF FINANCIAL CONDITION

                           DECEMBER 31, 1999 AND 1998

                                                                  1999           1998
                                                              ------------   ------------
                                         ASSETS

CASH AND CASH EQUIVALENTS...................................  $  6,580,689   $  9,180,804
SECURITIES OWNED, at market or fair value...................    72,297,589             --
PREPAID EXPENSES............................................       930,382         95,671
INVESTMENTS IN SUBSIDIARIES AND AFFILIALTES.................    58,428,656     10,716,505
FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net of          4,737,845        611,953
  accumulated depreciation and amortization of $1,079,861
  and $240,747 at December 31, 1999 and 1998,
  respectively..............................................
COMPUTER SOFTWARE, net of accumulated amortization of            2,231,699        286,687
  $604,554 and $254,973 at December 31, 1999 and 1998,
  respectively..............................................
OTHER ASSETS................................................     9,718,756        110,760
                                                              ------------   ------------
Total assets................................................  $154,925,616   $ 21,002,380
                                                              ============   ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable and accrued expenses.......................  $  6,418,579   $    295,590
Accrued compensation........................................     3,964,710         38,333
Other liabilities...........................................       140,794         60,203
                                                              ------------   ------------
Total liabilities...........................................    10,524,083        394,126
                                                              ------------   ------------

STOCKHOLDERS' EQUITY:
Series A Preferred Stock, $.01 par value, 9,000,000 shares              --         89,980
  authorized; 8,997,952 shares issued and outstanding at
  December 31, 1998.........................................
Series B Preferred Stock, $.01 par value, 3,000,000 shares              --         23,050
  authorized; 2,304,982 shares issued and outstanding at
  December 31, 1998.........................................
Series C Preferred Stock, $.01 par value, 7,445,000 shares              --         59,028
  authorized; 5,902,750 shares issued and outstanding at
  December 31, 1998.........................................
Series D Preferred Stock, $.01 par value, 10,000,000 shares             --         99,333
  authorized; 9,933,334 shares issued and outstanding at
  December 31, 1998.........................................
Common Stock, $.01 par value, 60,000,000 shares authorized;             --        112,647
  11,264,600 shares issued and outstanding at December 31,
  1998......................................................
Common Stock, $.01 par value, 500,000,000 shares authorized;       616,298             --
  61,629,828 shares issued and outstanding at December 31,
  1999......................................................
Common Stock, Class B, $.01 par value, 75,000,000 shares           116,667             --
  authorized; 11,666,666 shares issued and outstanding at
  December 31, 1999.........................................
Common Stock, Class C, $.01 par value, 159,000,000 shares               --             --
  authorized; no shares issued and outstanding at December
  31, 1999 and 1998.........................................
Additional paid-in capital..................................   196,777,759     39,534,657
Notes receivable from stockholders..........................   (15,333,070)    (5,750,000)
Deferred compensation.......................................    (3,311,765)            --
Accumulated deficit.........................................   (34,464,356)   (13,560,441)
                                                              ------------   ------------
Total stockholders' equity..................................   144,401,533     20,608,254
                                                              ------------   ------------
Total liabilities and stockholders' equity..................  $154,925,616   $ 21,002,380
                                                              ============   ============

         The accompanying note is an integral part of these statements.

                            WIT CAPITAL GROUP, INC.

                             (PARENT COMPANY ONLY)

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                            1999          1998          1997
                                                        ------------   -----------   -----------
REVENUES:
  Interest............................................  $  3,016,998   $    77,117   $    21,372
  Consulting fees.....................................            --            --        22,500
  Other...............................................       485,369                     138,750
                                                        ------------   -----------   -----------
      Total revenues..................................     3,502,367        77,117       182,622
                                                        ------------   -----------   -----------

EXPENSES:
  Compensation and benefits...........................    25,198,861     3,969,604     1,549,958
  Professional services...............................     3,076,731       415,443        86,478
  Technology development..............................     1,703,546       922,036       385,095
  Data processing and communications..................     1,336,533       414,181       186,940
  Brokerage and clearance.............................       205,559            --            --
  Depreciation and amortization.......................     1,278,706       659,259       153,184
  Occupancy...........................................     1,118,050       237,334       200,673
  Marketing...........................................     2,144,417     1,057,744       631,792
  Write-down of computer software and equipment.......     1,125,000            --            --
  Other...............................................     1,795,960     1,078,301      (565,980)
                                                        ------------   -----------   -----------
      Total expenses..................................    38,983,363     8,753,902     2,628,140
                                                        ------------   -----------   -----------
Loss before income tax benefit and equity in net
  income (loss) of subsidiaries and affiliates........   (35,480,996)   (8,676,785)   (2,445,518)
Income tax benefit....................................    (6,155,010)           --            --
                                                        ------------   -----------   -----------
  Net loss before equity in net income (loss) of
    subsidiaries and affiliates.......................   (29,325,986)   (8,676,785)   (2,445,518)
Equity in net income (loss) of subsidiaries and
  affiliates..........................................     8,422,071      (117,105)     (547,063)
                                                        ------------   -----------   -----------
  Net loss............................................  $(20,903,915)  $(8,793,890)  $(2,992,581)
                                                        ============   ===========   ===========

         The accompanying note is an integral part of these statements.

                            WIT CAPITAL GROUP, INC.

                             (PARENT COMPANY ONLY)

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                     OLD         NEW      CLASS B     CLASS C     ADDITIONAL
                                    PREFERRED      COMMON       COMMON     COMMON     COMMON       PAID-IN      ACCUMULATED
                                      STOCK         STOCK       STOCK      STOCK       STOCK       CAPITAL        DEFICIT
                                   -----------   -----------   --------   --------   ---------   ------------   ------------
STOCKHOLDERS' EQUITY, December
  31, 1996.......................  $     2,500   $    75,811   $          $          $           $  3,175,563   $ (1,773,970)
  Issuance of Series A Preferred
    Stock........................       69,700            --         --         --          --      6,860,252             --
  Conversion of common stock to
    Series A Preferred Stock.....        5,000        (3,500)        --         --          --         (1,500)            --
  Repurchase and retirement of
    common stock.................           --        (1,750)        --         --          --       (248,250)            --
  Net loss.......................           --            --         --         --          --             --     (2,992,581)
                                   -----------   -----------   --------   --------   ---------   ------------   ------------
STOCKHOLDERS' EQUITY, December
  31, 1997.......................       77,200        70,561         --         --          --      9,786,065     (4,766,551)
  Issuance of common stock.......           --         1,836         --         --          --        262,115             --
  Issuance of common stock for
    note receivable..............           --        40,250         --         --          --      5,709,750             --
  Issuance of Series A Preferred
    Stock........................       12,780            --         --         --          --      1,286,600             --
  Issuance of Series B Preferred
    Stock........................       23,050            --         --         --          --      2,251,932             --
  Issuance of Series C Preferred
    Stock........................       59,028            --         --         --          --      5,782,184             --
  Issuance of Series D Preferred
    Stock........................       99,333            --         --         --          --     14,456,011             --
  Net loss.......................           --            --         --         --          --             --     (8,793,890)
                                   -----------   -----------   --------   --------   ---------   ------------   ------------
STOCKHOLDERS' EQUITY, December
  31, 1998.......................      271,391       112,647         --         --          --     39,534,657    (13,560,441)
  Issuance of common stock in
    initial public offering,
    net..........................           --            --     87,400         --          --     71,348,644             --
  Underwriting concessions
    received by WCC from IPO of
    WCG common stock.............           --            --         --         --          --      1,341,225             --
  Issuance of common stock.......           --        15,330      4,718         --       6,835      3,921,188             --
  Issuance of common stock for
    notes receivable.............           --        47,595         --         --          --      8,919,642             --
  Issuance of Series D Preferred
    Stock........................      214,001            --         --         --          --     31,362,528             --
  Issuance of Series E Preferred
    Stock........................      116,667            --         --         --          --     24,741,546             --
  Conversion of Old Common Stock
    to Class C Common............           --      (175,572)        --         --     175,572             --             --
  Conversion of Class C to New
    Common Stock.................           --            --    524,180         --    (524,180)            --             --
  Conversion of Series A through
    D Preferred to Class B and C
    Common.......................     (602,059)           --         --    116,667     339,773        145,619             --
  Issuance of restricted stock to
    employees....................           --            --         --         --       2,000      3,642,880             --
  Compensation Expense on
    restricted stock grants......           --            --         --         --          --             --             --
  Increase in equity investment
    in affiliate resulting from
    issuance of stock............           --            --         --         --          --     11,819,830
  Net loss.......................           --            --         --         --          --             --    (20,903,915)
                                   -----------   -----------   --------   --------   ---------   ------------   ------------
STOCKHOLDERS' EQUITY,
  December 31, 1999..............  $        --   $        --   $616,298   $116,667   $      --   $196,777,759   $(34,464,356)
                                   ===========   ===========   ========   ========   =========   ============   ============

                                      NOTES
                                    RECEIVABLE
                                       FROM         DEFERRED     SUBSCRIPTIONS
                                   STOCKHOLDER    COMPENSATION    RECEIVABLE        TOTAL
                                   ------------   ------------   -------------   ------------
STOCKHOLDERS' EQUITY, December
  31, 1996.......................  $         --   $                $      --     $  1,479,904
  Issuance of Series A Preferred
    Stock........................            --            --       (308,000)       6,621,952
  Conversion of common stock to
    Series A Preferred Stock.....            --            --             --               --
  Repurchase and retirement of
    common stock.................            --            --             --         (250,000)
  Net loss.......................            --            --             --       (2,992,581)
                                   ------------   -----------      ---------     ------------
STOCKHOLDERS' EQUITY, December
  31, 1997.......................            --            --       (308,000)       4,859,275
  Issuance of common stock.......            --            --             --          263,951
  Issuance of common stock for
    note receivable..............    (5,750,000)           --             --               --
  Issuance of Series A Preferred
    Stock........................            --            --        308,000        1,607,380
  Issuance of Series B Preferred
    Stock........................            --            --             --        2,274,982
  Issuance of Series C Preferred
    Stock........................            --            --             --        5,841,212
  Issuance of Series D Preferred
    Stock........................            --            --             --       14,555,344
  Net loss.......................            --            --             --       (8,793,890)
                                   ------------   -----------      ---------     ------------
STOCKHOLDERS' EQUITY, December
  31, 1998.......................    (5,750,000)           --             --       20,608,254
  Issuance of common stock in
    initial public offering,
    net..........................            --            --             --       71,436,044
  Underwriting concessions
    received by WCC from IPO of
    WCG common stock.............            --            --             --        1,341,225
  Issuance of common stock.......            --            --             --        3,948,071
  Issuance of common stock for
    notes receivable.............    (9,583,070)           --             --         (615,833)
  Issuance of Series D Preferred
    Stock........................            --            --             --       31,576,529
  Issuance of Series E Preferred
    Stock........................            --            --             --       24,858,213
  Conversion of Old Common Stock
    to Class C Common............            --            --             --               --
  Conversion of Class C to New
    Common Stock.................            --            --             --               --
  Conversion of Series A through
    D Preferred to Class B and C
    Common.......................            --            --             --               --
  Issuance of restricted stock to
    employees....................            --    (3,644,880)            --               --
  Compensation Expense on
    restricted stock grants......            --       333,115             --          333,115
  Increase in equity investment
    in affiliate resulting from
    issuance of stock............            --            --             --       11,819,830
  Net loss.......................            --            --             --      (20,903,915)
                                   ------------   -----------      ---------     ------------
STOCKHOLDERS' EQUITY,
  December 31, 1999..............  $(15,333,070)  $(3,311,765)     $      --     $144,401,533
                                   ============   ===========      =========     ============

                            WIT CAPITAL GROUP, INC.

                             (PARENT COMPANY ONLY)

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                          1999           1998           1997
                                                      ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss............................................  $(20,903,915)  $ (8,793,890)  $ (2,992,581)
Adjustments to reconcile net loss to net cash used
  in operating activities--
  Equity in net income of subsidiaries..............    (8,982,513)       117,105        547,063
  Equity in operations of affiliates................       560,439
  Non-cash expenses.................................         1,565      1,522,901             --
  Income tax benefit................................    (6,155,010)            --             --
  Non-cash expense reimbursement....................            --             --       (750,000)
  Write-down of computer software and equipment.....     1,125,000             --             --
  Non-cash charges related to stock based
    compensation....................................       333,115             --             --
  Depreciation and amortization.....................     1,278,706        659,259        153,184
(Increase) decrease in operating assets--
  Securities owned..................................       103,540             --             --
  Investment in limited partnership.................      (325,804)            --             --
  Prepaid expenses..................................      (834,711)      (139,584)      (132,659)
  Other assets......................................    (3,452,986)      (101,275)        30,141
Increase (decrease) in operating liabilities--
  Accounts payable and accrued expenses.............     6,122,989        (41,269)      (418,209)
  Compensation payable..............................     3,926,377       (309,493)       341,826
  Other liabilities.................................        80,591        (17,414)        62,617
                                                      ------------   ------------   ------------
    Net cash used in operating activities...........   (27,122,617)    (7,103,660)    (3,158,618)
                                                      ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in subsidiaries and affiliates..........   (29,929,802)    (8,147,598)    (1,434,775)
Capital distribution from subsidiary................     3,000,000             --             --
Purchases of short-term investments.................  (110,432,652)            --             --
Sales of short-term investments.....................    38,031,523             --             --
Computer software purchased.........................    (2,384,593)       (21,917)       (19,742)
Purchases of furniture, equipment and leasehold
  improvements......................................    (4,964,998)      (434,880)      (234,929)
                                                      ------------   ------------   ------------
    Cash used in investing activities...............  (106,680,522)    (8,604,395)    (1,689,446)
                                                      ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes receivable from stockholders..................      (615,833)            --             --
Proceeds from IPO of common stock...................    71,436,044             --             --
Net proceeds from issuance of common stock..........     3,948,071         60,301             --
Net proceeds from issuance of preferred stock.......    56,434,742     24,278,918      5,071,952
                                                      ------------   ------------   ------------
    Net cash provided by financing activities.......   131,203,024     24,339,219      5,071,952
                                                      ------------   ------------   ------------
    Net increase (decrease) in cash and cash
      equivalents...................................    (2,600,115)     8,631,164        223,888
Cash and cash equivalents, beginning of year........     9,180,804        549,640        325,752
                                                      ------------   ------------   ------------
Cash and cash equivalents, end of year..............  $  6,580,689   $  9,180,804   $    549,640
                                                      ============   ============   ============

                            WIT CAPITAL GROUP, INC.

                             (PARENT COMPANY ONLY)

                      STATEMENTS OF CASH FLOWS (CONTINUED)

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                          1999           1998           1997
                                                      ------------   ------------   ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for--
  Interest..........................................  $      3,822   $      7,211   $      4,362
  Taxes.............................................        18,830         43,181         19,337

NON-CASH TRANSACTIONS:
  Issuance of common and preferred stock for
    computer software...............................  $         --   $         --   $    400,000
  Issuance of common stock for web site
    development.....................................            --        203,650             --
  Issuance of common and preferred stock for
    advertising credits.............................            --             --      1,150,000
  Series A Preferred Stock subscriptions
    receivable......................................            --             --        308,000
  Issuance of common stock to stockholders for notes
    receivable......................................     8,967,237      5,750,000             --
  Repurchase of common stock........................            --             --        250,000
  Conversion of common stock to preferred stock.....            --             --          5,000
  Issuance of common stock for consulting
    services........................................        40,613             --             --
  Issuance of restricted stock to employees.........     3,644,880             --             --
  Increase in equity investment in affiliate
    resulting from issuance of stock................    11,819,830             --             --
Underwriting concessions received by WCC from IPO of
  WCG Common Stock..................................     1,341,225             --             --

         The accompanying note is an integral part of these statements

                            WIT CAPITAL GROUP, INC.

                             (PARENT COMPANY ONLY)

             NOTES TO SCHEDULE TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    The financial information of Wit Capital Group, Inc. (parent company only) should be read in conjunction with the consolidated financial statements of Wit Capital Group, Inc. and Subsidiaries and the notes thereto contained elsewhere in this Annual Report on Form 10-K.

2.  INCOME TAXES

    Wit Capital Group, Inc. (parent company only) has recognized deferred tax assets to the extent that deferred tax liabilities have been recorded on consolidated subsidiaries.