Form 10-Q
period 2000-03-31
WIT CAPITAL GROUP INC
filed 2000-05-12
CIK 1071620

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 2000
                         Commission File Number 0-26225

                            ------------------------

                            WIT CAPITAL GROUP, INC.

             (exact name of registrant as specified in its charter)

                  DELAWARE                                      13-3900397
        (State or Other Jurisdiction                    (I.R.S. Employer Industrial
      of Incorporation or Organization)                   Identification Number)

                     826 BROADWAY, NEW YORK, NEW YORK 10003
              (Address of Principal Executive Offices) (Zip Code)

                                 (212) 253-4400
              (Registrant's Telephone Number, including Area Code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days: Yes (X) No ( )

    As of May 5(th), 2000, there were 78,408,011 shares of the Registrant's common stock outstanding and 11,666,666 shares of the Registrant's Class B Common Stock Outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            WIT CAPITAL GROUP, INC.

                         QUARTERLY REPORT ON FORM 10-Q

                               TABLE OF CONTENTS

                             PART I--FINANCIAL INFORMATION

Item 1     --     Condensed Consolidated Financial Statements

                  Condensed Consolidated Statements of Financial Condition as
                  of March 31, 2000 and December 31, 1999.....................      3

                  Condensed Consolidated Statements of Operations for the
                  three months ended March 31, 2000 and 1999..................      4

                  Condensed Consolidated Statements of Changes in
                  Stockholders' Equity for the three months ended March 31,
                  2000........................................................      5

                  Condensed Consolidated Statements of Cash Flows for the
                  three months ended March 31, 2000 and 1999..................      6

                  Notes to Condensed Consolidated Financial Statements........      7

Item 2     --     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................     10

Item 3     --     Quantitative and Qualitative Disclosure about Market Risk...     14

                               PART II--OTHER INFORMATION

Item 1     --     Legal Proceedings...........................................     14

Item 2     --     Changes in Securities and Use of Proceeds...................     14

Item 3     --     Default upon Senior Securities..............................     14

Item 4     --     Submission of Matters to a Vote of Security Holders.........     15

Item 5     --     Other Information...........................................     15

Item 6     --     Exhibits and Reports on Form 8-K............................     16

Signatures....................................................................     16

                                     PART I

ITEM 1--CONSOLIDATED FINANCIAL STATEMENTS

                    WIT CAPITAL GROUP, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                      MARCH 31, 2000 AND DECEMBER 31, 1999

                                                               MARCH 31,     DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
                                                              (UNAUDITED)
                           ASSETS
CASH AND CASH EQUIVALENTS...................................  $ 62,898,235   $ 12,447,885
RECEIVABLE FROM CLEARING BROKER.............................    42,904,545        681,807
SECURITIES OWNED, at market or fair value...................    50,546,658    114,468,173
INVESTMENT BANKING FEES RECEIVABLE..........................    50,636,727      3,570,176
INVESTMENTS.................................................    76,955,367             --
INVESTMENTS IN AFFILIATES...................................    15,261,179     17,511,403
INTANGIBLE ASSETS, net of accumulated amortization of
  $2,749,400 at March 31, 2000
  Goodwill..................................................   198,687,744             --
  Institutional client relationships........................    64,520,834             --
  Other.....................................................     9,899,442             --
FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net of
  accumulated depreciation and amortization of $4,789,661
  and $1,110,369 at March 31, 2000 and December 31, 1999,
  respectively..............................................    11,665,508      6,312,242
COMPUTER SOFTWARE, net of accumulated amortization of
  $1,086,145 and $1,212,907 at March 31, 2000 and
  December 31, 1999, respectively...........................     2,631,475      3,706,112
PREPAID EXPENSES............................................     3,289,671      1,610,628
OTHER ASSETS................................................    37,349,721      3,309,750
                                                              ------------   ------------
      Total assets..........................................  $627,247,106   $163,618,176
                                                              ============   ============
            LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Securities sold but not yet purchased, at market value....  $  1,031,084   $     39,234
  Accounts payable and accrued expenses.....................    11,160,630      5,130,675
  Accrued compensation......................................    93,008,142     13,506,087
  Deferred tax liabilities..................................    32,000,720             --
  Other liabilities.........................................     5,884,212        540,647
                                                              ------------   ------------
      Total liabilities.....................................   143,084,788     19,216,643
                                                              ============   ============
STOCKHOLDERS' EQUITY:
  Preferred Stock, $.001 par value, 30,000,000 shares
    authorized, no shares outstanding at March 31, 2000 and
    December 31, 1999.......................................            --             --
  Common Stock, $.01 par value, 500,000,000 shares
    authorized, 78,256,233 and 61,629,828 shares issued and
    outstanding at March 31, 2000 and December 31, 1999,
    respectively............................................       782,562        616,298
  Common Stock, Class B, $.01 par value, 75,000,000 shares
    authorized, 11,666,666 shares issued and outstanding....       116,667        116,667
  Common Stock, Class C, $.01 par value, 159,000,000 shares
    authorized, no shares issued and outstanding at March
    31, 2000 and December 31, 1999..........................            --             --
  Additional paid-in capital................................   554,894,523    196,777,759
  Notes receivable from stockholders........................   (23,074,732)   (15,333,070)
  Deferred compensation.....................................   (21,592,975)    (3,311,765)
  Accumulated deficit.......................................   (26,963,727)   (34,464,356)
                                                              ------------   ------------
      Total stockholders' equity............................   484,162,318    144,401,533
                                                              ------------   ------------
      Total liabilities and stockholders' equity............  $627,247,106   $163,618,176
                                                              ============   ============

 The accompanying notes are an integral part of these consolidated statements.

                    WIT CAPITAL GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                                  THREE MONTHS ENDED
                                                              --------------------------
                                                               MARCH 31,      MARCH 31,
                                                                  2000          1999
                                                              ------------   -----------
                                                              (UNAUDITED)
REVENUES:
  Investment banking........................................  $ 60,349,094   $ 3,122,420
  Brokerage.................................................    36,524,953       434,207
  Asset management fees.....................................     7,833,034            --
  Interest and investment income............................     1,819,213       191,670
  Unrealized gains on investments...........................        61,880       154,824
                                                              ------------   -----------
      Total revenues........................................   106,588,174     3,903,121
                                                              ------------   -----------
EXPENSES:
  Compensation and benefits.................................    64,942,356     6,558,126
  Brokerage and clearance...................................     6,196,706       260,628
  Marketing and business development........................     3,047,030       212,339
  Amortization of intangible assets and goodwill............     2,749,400            --
  Professional services.....................................     2,277,121       681,509
  Data processing and communications........................     1,772,263       299,611
  Write-off of computer software and equipment..............     1,339,772            --
  Depreciation and amortization.............................     1,275,834       220,495
  Technology development....................................     1,042,801       335,795
  Occupancy.................................................       792,115        90,007
  Other.....................................................     1,334,292       144,777
                                                              ------------   -----------
      Total expenses........................................    86,769,690     8,803,287
                                                              ------------   -----------
    Net income (loss) before equity in net loss of
      affiliates............................................  $ 19,818,484   $(4,900,166)
Equity in net loss of affiliates............................    (1,709,689)           --
                                                              ------------   -----------
    Net income (loss) before provision for income taxes.....    18,108,795    (4,900,166)
Provision for income taxes..................................    10,608,166            --
                                                              ------------   -----------
    Net income (loss).......................................  $  7,500,629   $(4,900,166)
                                                              ============   ===========
Net income (loss) per share:
  Basic.....................................................  $       0.10   $     (0.67)
  Diluted...................................................  $       0.08   $     (0.67)
Weighted average shares used in the computation of net
  income (loss) per share:
  Basic.....................................................    72,997,204     7,266,428
  Diluted...................................................    98,085,755     7,266,428

 The accompanying notes are an integral part of these consolidated statements.

                    WIT CAPITAL GROUP, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                   FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                                                                            NOTES
                                                 COMMON     ADDITIONAL                    RECEIVABLE
                                      COMMON     STOCK       PAID-IN      ACCUMULATED        FROM       TREASURY      DEFERRED
                                      STOCK     CLASS B      CAPITAL        DEFICIT      STOCKHOLDERS     STOCK     COMPENSATION
                                     --------   --------   ------------   ------------   ------------   ---------   ------------
STOCKHOLDERS' EQUITY, December 31,
  1999.............................  $616,298   $116,667   $196,777,759   $(34,464,356)  $(15,333,070)  $      --   $ (3,311,765)
  Issuance of common stock.........    13,986         --      2,320,483             --             --          --             --
  Repurchase of common stock.......        --         --             --             --             --    (250,000)            --
  Repurchase of common stock for
    note receivable................        --         --             --             --         50,000     (50,000)            --
  Reissuance of treasury stock.....        --         --         18,199             --             --     300,000             --
  Issuance of common stock in
    SoundView merger...............   113,647         --    290,889,835             --             --          --             --
  Issuance of restricted stock
    awards to employees............    15,612         --     20,084,491             --             --          --    (20,100,103)
  Compensation expense on
    restricted stock awards........        --         --             --             --             --          --      1,153,255
  Cancellation of restricted stock
    awards.........................      (517)        --       (665,121)            --             --          --        665,638
  Tax benefit from non-qualified
    option exercises...............        --         --      6,515,891             --             --          --             --
  Issuance of common stock for
    notes receivable...............     4,750         --      7,974,938             --     (7,979,688)         --             --
  Payments of notes receivable.....        --         --             --             --        188,026          --             --
  Investment in enba plc...........    18,786         --     30,978,048             --             --          --             --
  Net income.......................        --         --             --      7,500,629             --          --             --
                                     --------   --------   ------------   ------------   ------------   ---------   ------------
STOCKHOLDERS' EQUITY, March 31,
  2000 (unaudited).................  $782,562   $116,667   $554,894,523   $(26,963,727)  $(23,074,732)  $      --   $(21,592,975)
                                     ========   ========   ============   ============   ============   =========   ============


                                        TOTAL
                                     ------------
STOCKHOLDERS' EQUITY, December 31,
  1999.............................  $144,401,533
  Issuance of common stock.........     2,334,469
  Repurchase of common stock.......      (250,000)
  Repurchase of common stock for
    note receivable................            --
  Reissuance of treasury stock.....       318,199
  Issuance of common stock in
    SoundView merger...............   291,003,482
  Issuance of restricted stock
    awards to employees............            --
  Compensation expense on
    restricted stock awards........     1,153,255
  Cancellation of restricted stock
    awards.........................            --
  Tax benefit from non-qualified
    option exercises...............     6,515,891
  Issuance of common stock for
    notes receivable...............            --
  Payments of notes receivable.....       188,026
  Investment in enba plc...........    30,996,834
  Net income.......................     7,500,629
                                     ------------
STOCKHOLDERS' EQUITY, March 31,
  2000 (unaudited).................  $484,162,318
                                     ============

 The accompanying notes are an integral part of these consolidated statements.

                    WIT CAPITAL GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                  2000          1999
                                                              ------------   -----------
                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $  7,500,629   $(4,900,166)
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities-
    Deferred tax expense....................................     9,421,487            --
    Depreciation and amortization...........................     4,025,234       220,495
    Equity in net loss of affiliates........................     1,709,689            --
    Write-off of computer software and equipment............     1,339,772            --
    Compensation expense on restricted stock awards.........     1,153,255            --
  (Increase) decrease in operating assets--
    Receivable from clearing broker.........................   (23,832,006)     (357,903)
    Securities owned........................................     4,004,827       (23,334)
    Investment banking fees receivable......................   (24,404,627)     (927,175)
    Investments.............................................   (16,049,962)           --
    Prepaid expenses........................................      (914,761)     (224,062)
    Other assets............................................   (15,731,599)   (3,016,693)
  Increase (decrease) in operating liabilities--
    Securities sold but not yet purchased...................       299,173            --
    Accounts payable and accrued expenses...................   (37,339,503)    1,326,144
    Accrued compensation....................................    79,502,055            --
    Other liabilities.......................................    (3,228,707)     (221,743)
                                                              ------------   -----------
      Net cash used in operating activities.................   (12,545,044)   (8,124,437)
                                                              ------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments, net..................   (18,936,773)           --
  Sale of short-term investments, net.......................    81,683,960            --
  Acquisition of SoundView, net of cash received............    (6,773,571)           --
  Computer software purchased...............................      (704,137)       (7,794)
  Payments for purchases of furniture, equipment and
    leasehold improvements..................................    (1,124,689)     (535,266)
                                                              ------------   -----------
      Net cash provided by (used in) investing activities...    54,144,790      (543,060)
                                                              ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Notes receivable from stockholders........................       188,026            --
  Repurchase of common stock issued.........................      (250,000)           --
  Proceeds from issuance of common stock....................     8,912,578       174,428
  Net proceeds from issuance of preferred stock.............            --    31,576,529
                                                              ------------   -----------
      Net cash provided by financing activities.............     8,850,604    31,750,957
                                                              ------------   -----------
      Net increase in cash and cash equivalents.............    50,450,350    23,083,460
CASH AND CASH EQUIVALENTS, beginning of period..............    12,447,885    18,110,146
                                                              ------------   -----------
CASH AND CASH EQUIVALENTS, end of period....................  $ 62,898,235   $41,193,606
                                                              ============   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for-
    Interest................................................  $         --   $        --
    Taxes...................................................     7,376,833        18,000
NON-CASH TRANSACTIONS:
  Issuance of common stock to stockholders for notes
    receivable..............................................     7,979,688     3,825,000
  Repurchase of common stock for note receivable............       (50,000)
  Investment in enba plc for common stock...................    30,996,834            --
  Issuance of restricted stock to employees, net of
    cancellations...........................................    19,434,465            --
  Issuance of common stock for consulting services..........            --        40,613
Acquisition of SoundView Technology Group, Inc.
  Fair value of net assets acquired, net of cash received...    44,431,499            --
  Intangible assets and goodwill............................   275,857,420            --
  Issuance of common stock..................................   291,003,482            --
  Deferred tax asset........................................    16,770,000            --
  Deferred tax liabilities..................................    32,465,000            --

 The accompanying notes are an integral part of these consolidated statements.

                    WIT CAPITAL GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

    Wit Capital Group, Inc. ("WCG" or the "Company") was incorporated on
March 27, 1996 and commenced operations in September 1997. The accompanying unaudited consolidated financial statements include the accounts of WCG and its wholly owned subsidiaries, Wit SoundView Corporation ("WSV", formerly SoundView Technology Group, Inc.), Wit Capital Corporation ("WCC"), SoundView Asset Management, Inc., SoundView Capital Management, Inc., BidPlus Corporation ("BidPlus") and Wit VC LLC. All material intercompany balances and transactions have been eliminated in consolidation.

    These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results for the periods presented in conformity with accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2000. Results of the interim periods are not necessarily indicative of results to be obtained for a full fiscal year.

2. MERGER

    On January 31, 2000, the Company completed its merger with SoundView Technology Group, Inc., a Connecticut-based private broker-dealer and investment banking firm focused exclusively on technology. The total consideration was $320 million consisting of Wit Capital Group, Inc. common stock and cash. The merger was accounted for using the purchase method of accounting. The excess of the purchase price over the estimated fair value of the net assets acquired was allocated to certain identifiable intangible assets and goodwill, a total of $275.9 million which will be amortized on a straight line basis over periods between 3 and 20 years. Pro forma results for the three months ended March 31, 2000 are not presented as the merger closed on January 31, 2000, and the pro forma results for the year ended December 31, 2000 will not be materially different from the Company's actual results.

3. NET INCOME (LOSS) PER SHARE

    The following table sets forth the calculation of shares used in the computation of basic and diluted net income (loss) per share

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                        ----------------------
                                                           2000        1999
                                                        ----------   ---------
Shares used in computations:
  Weighted average common shares used in computation
    of basic net income (loss) per share..............  72,997,204   7,266,428
  Dilutive effect of common stock equivalents.........  25,088,551          --
                                                        ----------   ---------
  Weighted average common shares used in computation
    of diluted net income (loss) per share............  98,085,755   7,266,428
                                                        ==========   =========

    Because the Company reported a net loss in the period ended March 31, 1999, the calculation of diluted earnings per share in that period does not include convertible preferred stock, options, warrants and common stock collateralizing the notes receivable from stockholders, as they are anti-dilutive and would result in a reduction of net loss per share. If the Company had reported net income, there would have been an additional 24,991,082 shares as of March 31, 1999 included in the calculation of diluted earnings per share.

                    WIT CAPITAL GROUP, INC. AND SUBSIDIARIES

4. STOCK OPTION PLAN

    The Company has adopted a stock incentive plan (the "Plan") that permits the granting of stock options, restricted stock and other awards to employees, directors and certain consultants of the Company. The exercise price of any share covered by an option granted to a person owning more than 10% of the voting power of all classes of stock of WCG cannot be less than 110% of the fair market value on the day of the grant. The exercise price of any share covered by an option granted to any person cannot be less than 85% of the fair value on the day of the grant. Options expire five or ten years from the date of grant, with the majority of the options expiring in the year 2009.

    As part of the Company's merger with SoundView, on January 31, 2000, the Company adopted SoundView's Stock Option Plan, although no additional options to purchase common stock will be granted under SoundView's plan.

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

    As of March 31, 2000, the Company has 18,007,174 outstanding options with a range of exercise prices between $0.35 and $34.88 per share and a weighted average exercise price of $4.63.

5. WARRANTS

    The Company has 5,796,405 outstanding warrants as of March 31, 2000 with a range of exercise prices between $1.43 and $5.57. These warrants are exercisable for 159,110 shares of common stock and 5,637,295 shares of Class B common stock.

6. INVESTMENTS

    In connection with the Company's investment in Wit Capital Europe, the Company acquired 189,748 shares of enba plc, the Company's joint venture partner, in exchange for 1,878,596 shares of the Company's common stock. In addition, the Company holds investments in publicly traded and privately held companies, venture capital and hedge funds and in limited liability companies. The Company's investments are primarily accounted for at fair value.

7. CONTINGENCIES

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

                    WIT CAPITAL GROUP, INC. AND SUBSIDIARIES

8. INCOME TAXES

    The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting For Income Taxes," which requires the recognition of deferred tax assets and liabilities attributable to differences in the accounting basis and tax basis of assets and liabilities at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that realization of such benefits is more likely than not. The Company files consolidated Federal and combined state and local income tax returns with its wholly-owned subsidiaries.

    The components of the Company's income tax expense for the periods ended March 31, 2000 and March 31, 1999 are as follows:

                                                   THREE MONTHS
                                                  ENDED MARCH 31,
                                             -------------------------
                                                2000          1999
                                             -----------   -----------
Current:
  Federal..................................  $        --   $        --
  State and local..........................    1,186,679            --
                                             -----------   -----------
                                               1,186,679            --
                                             -----------   -----------
Deferred:
  Federal..................................    7,424,231            --
  State and local..........................    1,997,256            --
                                             -----------   -----------
                                               9,421,487            --
                                             -----------   -----------
                                             $10,608,166   $        --
                                             ===========   ===========

    The Company's effective tax rate differs from the Federal statutory rate due to the recording of a valuation allowance on the Company's current period losses incurred prior to the acquisition of SoundView, nondeductible goodwill related to the acquisition and state and local income taxes.

    The Company has released its valuation allowance of $16,800,000 recorded through the date of the SoundView merger as part of purchase accounting for the merger transaction. The Company has recorded deferred tax assets of $23,000,000 primarily related to net operating loss carryforwards and deferred compensation offset by deferred tax liabilities resulting from unrealized appreciation on investments. The Company has also recorded deferred tax liabilities of $32,000,000 as a result of the difference between the accounting and tax basis of intangible assets other than goodwill acquired in the merger with SoundView.

9. NET CAPITAL REQUIREMENTS

    WSV and WCC are subject to the SEC's Uniform Net Capital Rule 15c3-1. WSV's net capital, as defined, is required to be the greater of $250,000 or an amount determinable based on the market prices and number of securities in which WSV acts as a market maker. As of March 31, 2000 WSV's net capital was $15,198,124, which was $14,695,624 in excess of the minimum net capital requirement. WCC's net capital, as defined, is required to be the greater of $100,000 or the minimum net capital required based on aggregate indebtedness. As of March 31, 2000 and December 31, 1999, WCC's ratio of aggregate indebtedness to net capital was .53 to 1 and .51 to 1 and its net capital was $14,944,191 and $23,914,930, which was $14,413,008 and $23,095,740 in excess of the minimum net capital requirements, respectively.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Wit Capital Group, Inc. ("WCG" or the "Company") was incorporated on
March 27, 1996 and commenced operations in September 1997. The accompanying unaudited consolidated financial statements include the accounts of WCG and its wholly owned subsidiaries, Wit SoundView Corporation ("WSV", formerly SoundView Technology Group, Inc.), Wit Capital Corporation ("WCC"), SoundView Asset Management, Inc., SoundView Capital Management, Inc., BidPlus Corporation ("BidPlus") and Wit VC LLC. Through our broker-dealer subsidiaries, we are the largest online investment banking group focused exclusively on the Internet and technology sectors. We offer a strong complement of investment banking services, from Internet-strategic advisory, venture capital and private equity placements, to public offerings and M&A advisory. With one of the largest research teams in the sector, we produce comprehensive sell-side research on over 285 Internet and technology companies, developed for our online and institutional audiences.

    We are also recognized as the first firm to bring online individual investors directly into the capital formation process in a meaningful way and continue to leverage the Internet to revolutionize the way in which issuers and investors communicate.

    The results presented below for the three month period ended March 31, 2000 reflect the results of the combined company after completion of our merger with SoundView Technology Group, Inc. ("SoundView") on January 31, 2000. In
March 2000, SoundView changed its name to Wit SoundView Corporation.

    The results presented in the discussion of the three months ended March 31, 1999 reflect the results of Wit Capital Group, Inc. and its broker-dealer subsidiary, Wit Capital Corporation. During the first three months of 1999, Wit Capital Corporation was in an early stage of its operations and generated only minimal revenues from its investment banking and brokerage activities. Accordingly, the Company does not believe that the period to period comparisons of its operating results below are necessarily meaningful and should not be relied upon as indicators of future performance.

MERGER

    On January 31, 2000, the Company completed its merger with SoundView Technology Group, Inc., a Connecticut-based private broker-dealer and investment banking firm focused exclusively on technology. The total consideration was $320 million consisting of Wit Capital Group, Inc. common stock and cash. The merger was accounted for using the purchase method of accounting. The excess of the purchase price over the estimated fair value of the net assets acquired was allocated to certain identifiable intangible assets and goodwill, a total of $275.9 million which will be amortized on a straight line basis over periods between 3 and 20 years.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999.

REVENUES

    The Company's revenues for the three months ended March 31, 2000, which include revenues of SoundView after January 31, 2000, were $106.6 million compared to $3.9 million for the three months ended March 31, 1999.

    Investment banking revenue for the three months ended March 31, 2000 increased to $60.3 million from $3.1 million for the three months ended
March 31, 1999. Investment banking revenue is primarily derived from the public offering of equity securities, and also from Internet-strategic advisory, venture capital and private equity placements, and M&A advisory services. The growth in investment banking revenue is attributable to favorable issuing conditions for technology and Internet companies as well as a larger number of professionals dedicated to our investment banking activities. During the first quarter of 2000, we participated in a total of 61 public equity offerings, 31 as co-manager and 30 as syndicate member compared to the three months ended March 31, 1999 during which we participated in 19 offerings, 8 as co-manager and 11 as syndicate member. During the first quarter of 2000, we retained 2.7 million shares for distribution to our online customers, compared to 1.5 million shares in the first quarter of 1999. In addition to revenue generated from public equity transactions, revenue related to Internet-strategic advisory has also increased as a result of an increase number of strategic advisory relationships and frequency of transactions.

    Brokerage revenue for the three months ended March 31, 2000 increased to $36.5 million from $434,000 for the three months ended March 31, 1999. Revenues derived from our brokerage operations are related to our institutional equity and our online, or individual trading, operations. For the three months ended March 31, 2000, our institutional and online operations contributed
$32.5 million and $4.0 million, respectively, to our total brokerage revenue. With the completion of our merger with SoundView, our brokerage services were expanded to include institutional sales and trading, and accordingly our results for the three month period ended March 31, 2000 reflect the initial contribution of that business to our brokerage revenue. For the quarter ended March 31, 2000, average daily institutional trading commissions rose 31% compared to average daily commissions recognized by SoundView in the fourth quarter of 1999, prior to the merger. This revenue has increased as a result of increased trading volumes, an increase in the number of companies under research coverage and an increase in the number of stocks for which we make a market. The number of stocks we make markets in increased to 219 as of March 31, 2000 compared to 181 stocks which SoundView made markets in as of December 31, 1999, prior to the merger. The increase in revenue derived from our online, or individual trading business resulted primarily from an increase in the number of active customer accounts and an increase in the number of trades executed for our online customers. Wit Capital Corporation charges its online customers a brokerage commission of $14.95 for market orders and $19.95 for limit orders. The average daily number of online trades executed for the three month period ended
March 31, 2000 was 3,000, compared to 405 for the three month period ended
March 31, 1999. As of March 31, 2000, total active online accounts numbered 83,100 compared to 2,900 active online accounts as of March 31, 1999.

    Asset management fees for the three months ended March 31, 2000 increased to $7.8 million from $0 for the three months ended March 31, 1999. This revenue is derived from management and syndication fees received from our series of Dawntreader II venture capital funds which closed during the quarter and from incentive royalties from hedge funds that were formerly managed by SoundView. During the three months ended March 31, 1999, we had not yet commenced our venture capital fund operations, and accordingly, derived no revenue from this business.

    Interest income for the three months ended March 31, 2000 increased to $1.8 million from $192,000 for the three months ended March 31, 1999. The Company earns interest income from the investment of cash balances raised through financing activities until the funds are used in its business. During the first three months of 2000, the Company's average monthly cash balance was $136.6 million as compared to a monthly average of $23.8 million for the first three months of 1999.

    Unrealized gains on investments for the three months ended March 31, 2000 decreased to $62,000 from $155,000 for the three months ended March 31, 1999. Unrealized gains on investments primarily consist of gains on the mark to market and sale of equity securities that the Company receives as consideration for financial advisory services and from increased investment returns from the Company's investments in investment partnerships focused on the technology sector.

EXPENSES

    Compensation and benefits expense for the three months ended March 31, 2000 increased to $64.9 million from $6.6 million for the three months ended
March 31, 1999. Compensation and benefits expense consists of salaries, bonuses and other benefits paid or provided to our employees. The increase in compensation expense primarily relates to higher incentive compensation accrued on higher revenues and an increase in the number of employees from 111 as of March 31, 1999 to 439 as of March 31, 2000. Compensation and benefits expense as a percentage of total revenues was 61% for the three months ended March 31, 2000 which represents an improvement from 168% for the three months ended March 31, 1999. For the three months ended March 31, 1999, compensation expense included $2.6 million related to those portions of contractual upfront payments to several professionals for which no future service by the employees was required. As we continue to hire more investment banking and research professionals and participate in more transactions, we expect compensation expense to grow.

    Professional services expense for the three months ended March 31, 2000 increased to $2.3 million from $682,000 for the three months ended March 31, 1999. Professional services expense includes legal, consulting, accounting, and recruiting fees which have increased as we continue to make strategic investments, expand our business internationally, make improvements to our customer service and infrastructure, hire additional personnel, and increase our brokerage and investment banking operations.

    Brokerage and clearance expense for the three months ended March 31, 2000 increased to $6.2 million from $261,000 for the three months ended March 31, 1999. This expense primarily consists of fees paid to independent floor brokers on the New York Stock Exchange for the execution of institutional customer agency business as well as amounts paid to our clearing brokers for processing and clearing customers' trades. The increase in brokerage and clearance expense reflects the increased transactional volume and growth of our brokerage operations.

    Data processing and communications expense for the three months ended
March 31, 2000 increased to $1.8 million from $300,000 for the three months ended March 31, 1999. Data processing and communications expense includes costs related to market data services, transaction processing and telephone and other communication charges. These expenses have increased as a result of an increased number of active customer accounts and an increased volume of transactions processed. We expect these costs will continue to grow as transaction volume increases.

    For the three months ended March 31, 2000, we wrote-off approximately
$1.3 million in computer software and hardware originally developed or purchased to operate an after-hours trading system. In light of information that became available to us during the quarter regarding redeployment of those assets, we wrote-off approximately $1.3 million of previously capitalized costs representing management's estimate of the impairment in the value of the assets.

    Technology development expense for the three months ended March 31, 2000 increased to $1 million from $336,000 for the three months ended March 31, 1999. This increase resulted from continued enhancements to our technology infrastructure, primarily related to our online brokerage operations. We expect technology development expense to increase as operations continue to grow and as we continue to invest in our infrastructure and new business initiatives.

    Depreciation and amortization for the three months ended March 31, 2000 increased to $1.3 million from $220,000 for the three months ended March 31, 1999. Depreciation and amortization consists primarily of depreciation and amortization of property, equipment and leasehold improvements and amortization of computer software. The increases in depreciation and amortization reflect the increased investments the Company has made in its technology, equipment and facilities. The Company expects these expenses to continue to grow as it continues to invest in technology and infrastructure.

    Occupancy expense for the three months ended March 31, 2000 increased to $792,000 from $90,000 for the three months ended March 31, 1999. As of March 31, 1999, we leased one floor in our New York location. As a result of the growth of our business and our merger with SoundView, we now lease several floors in our New York location and we operate an office in Stamford, Connecticut and an additional, larger office in San Francisco. As we continue to grow and expand our business, we expect occupancy expense to increase.

    Marketing and business development expense for the three months ended
March 31, 2000 increased to $3 million from $212,000 for the three months ended March 31, 1999. Marketing and business development expense consists primarily of travel, entertainment, advertising and costs associated with our conferences. Marketing expense in 1999 primarily consists of travel, entertainment and other costs associated with developing our investment banking business. We expect these expenses to continue to increase as we continue to expand our investment banking business and as we anticipate spending increased amounts on focused marketing directed at issuers during the coming fiscal year.

    Other expenses for the three months ended March 31, 2000 increased to $1.3 million from $145,000 for the three months ended March 31, 1999. Other expenses include office supplies, registrations and other administrative expenses which have all increased as we continue to expand our business and operations.

    Equity in net loss of affiliates for the three months ended March 31, 2000 increased to $1.7 million from $0 for the three months ended March 31, 1999. Equity in net loss of affiliates represents our proportional share of the losses incurred by Wit Capital Japan and Wit Capital Europe based on our ownership interest in each joint venture. We expect these losses to increase as Wit Capital Japan and Wit Capital Europe prepare to commence operations in mid to late 2000.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, Wit Capital has satisfied its cash requirements primarily through private placements of common stock and convertible preferred stock. During June 1999, Wit Capital Group, Inc. completed an initial public offering in which it issued 8,740,000 shares of its common stock at $9.00 per share. The Company received approximately $72.8 million in cash proceeds, net of underwriting discounts and offering costs. The Company believes that its existing cash balances will be sufficient to meet anticipated cash requirements for at least the next twelve months. We may, nonetheless, seek additional financing to support our activities during the next twelve months or thereafter. There can be no assurance, however, that additional capital will be available on reasonable terms, if at all, when needed or desired.

    Net cash used in operating activities was $12.5 million for the three months ended March 31, 2000, compared to $8.1 million during the same period in the preceding year. Cash used in operating activities for the three months ended March 31, 2000 was primarily from net income of $7.5 million, an increase in net operating assets of $76.9 million offset by a net increase in operating liabilities of $39.2 million. Cash used in operating activities for the three months ended March 31, 1999 was primarily from a net loss of $4.9 million, a net increase in operating assets of $4.5 million, and an increase in operating liabilities of $1.1 million.

    Cash provided by investing activities was $54.1 million for the three months ended March 31, 2000, compared to cash used of $543,000 for the three months ended March 31, 1999. Cash provided by investing activities for the three months ended March 31, 2000 was primarily for net purchases and sales of short-term investments of $62.7 million, the acquisition of SoundView for $22.5 million ($6.8 million, net of cash received of $15.7 million), fixed asset purchases of $1.1 million and purchases of computer software of $704,000. Cash used in investing activities for the three months ended March 31, 1999 resulted from purchases of fixed assets of $535,000 and from purchases of computer software of $8,000.

    Cash provided by financing activities was $8.9 million for the three months ended March 31, 2000, compared to $31.8 million for the three months ended
March 31, 1999. Cash provided by financing activities for the three months ended March 31, 2000 resulted primarily from $8.9 million in proceeds received from the issuance of common stock for exercise of options and warrants. Cash provided by financing activities for the three months ending March 31, 1999 resulted primarily from $31.6 million received from issuances of the Company's Series D Preferred Stock, now common stock, to accredited investors.

    The Company continues to use the net proceeds from its IPO for working capital purposes. In January 2000, Wit Capital paid approximately $22.5 million to shareholders of SoundView in connection with its merger with SoundView and in March 2000, the Company invested $10 million in Internet HealthCare Group, a business-to-business e-commerce company focused on e-healthcare and e-insurance. The Company expects to continue to use the proceeds for working capital purposes and for strategic acquisitions or investments.

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    There has been no material change from the Item 305 information included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

                                    PART II

ITEM 1--LEGAL PROCEEDINGS

    Certain claims and legal proceedings are described in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

    We are currently subject to other claims and legal proceedings arising in the normal course of our business. We do not believe that the resolution of such claims and legal proceedings should have a material adverse effect on us.

ITEM 2--CHANGES IN SECURITIES AND USE OF PROCEEDS

    The Company continues to use the net proceeds from its IPO for working capital purposes. In March 2000, the Company invested $10 million in Internet HealthCare Group, a business-to-business e-commerce company focused on e-healthcare and e-insurance. The Company expects to continue to use the proceeds for working capital purposes and for strategic acquisitions or investments.

    On January 31, 2000, the Company acquired by merger SoundView Technology Group, Inc. for approximately 11.4 million shares and $22.5 million in cash. Shares issued to nine of the shareholders were offered and sold in a private placement, exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended and the remaining shares were registered under such Act.

    On March 30, 2000, the Company issued 1,878,596 shares of common stock to enba plc in exchange for 189,748 shares of enba plc. The transaction was a private placement and exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

    During the quarter, the Company issued 363,300 shares of common stock to 2 investors for exercise of their warrants at an exercise price of $1.43 per share. The transactions were private placements and exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

    During the quarter, the Company extended interest bearing loans to one of its executive officers and one of its managing directors totaling $7,979,688 with which they purchased a total of 475,000 shares of common stock. The shares were registered under the Company's Stock Incentive Plan, as amended.

ITEM 3--DEFAULT UPON SENIOR SECURITIES

    None

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held a Special Meeting of Stockholders on January 27, 2000. Following are descriptions of the matters voted on and the results of such meeting:

    1. To consider and vote on a proposal to approve the Agreement and Plan of Merger, dated as of October 31, 1999, by and among Wit Capital
       Group, Inc., W/S Merger Corp. and SoundView Technology Group, Inc.

                                                FOR        AGAINST    ABSTENTIONS
                                             ----------   ---------   -----------
Votes......................................  42,397,714      65,146     103,417

    2. To consider and vote on a proposal to approve an amendment to the 1999 Stock Incentive Plan to increase the number of shares reserved for issuance under the Stock Incentive Plan to 27,350,000 shares.

                                                FOR        AGAINST    ABSTENTIONS
                                             ----------   ---------   -----------
Votes......................................  41,419,475   1,097,118      49,684

    3. To consider and vote on a proposal to approve an amendment to the 1999 Stock Incentive Plan to limit the maximum number of options and other awards which may be granted to an employee in any fiscal year to ensure compliance with Section 162(m) under the Internal Revenue Code.

                                                FOR        AGAINST    ABSTENTIONS
                                             ----------   ---------   -----------
Votes......................................  48,784,972      92,140      44,473

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

    - increasing competitive pressures; and

    Additional information regarding these and other important factors that could cause actual results to differ from those in the Company's forward-looking statements is contained under the section entitled "Risk Factors" in the Company's Registration Statement on Form S-1 (File No. 333-74619), as filed with the SEC in connection with the Company's initial public offering of common stock and in the Company's Registration Statement on Form S-4 (No. 333-92887) as filed with the SEC in connection with the company's merger with SoundView Technology Group, Inc. The Company hereby incorporates by reference those risk factors (other than those contained under the headings "Our common stock has never been publicly traded so we cannot predict the extent to which a market will develop for our common stock or how volatile that market will be" and "This offering will cause immediate dilution") into this Form 10-Q.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

27.1--Financial Data Schedule

    (b) Reports on Form 8-K:

    On February 1, 2000, the Company filed a current report on Form 8-K regarding the completion of the acquisition of SoundView Technology Group, Inc. ("SoundView") on January 31, 2000 pursuant to the terms of an Agreement and Plan of Merger, dated as of October 31, 1999, by and among Wit Capital Group, Inc., SoundView and W/S Merger Corp., a wholly owned subsidiary of Wit Capital
Group, Inc.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2000                                    Wit Capital Group, Inc.

                                                       By:             /s/ RONALD READMOND
                                                            -----------------------------------------
                                                                         Ronald Readmond
                                                                   VICE CHAIRMAN, PRESIDENT AND
                                                                    CO-CHIEF EXECUTIVE OFFICER

                                                       By:             /s/ CURTIS L. SNYDER
                                                            -----------------------------------------
                                                                         Curtis L. Snyder
                                                                     CHIEF FINANCIAL OFFICER