Form 10-Q
period 2000-06-30
WIT SOUNDVIEW GROUP INC
filed 2000-08-14
CIK 1071620

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

                  For the Quarterly Period Ended June 30, 2000

                        Commission File Number 000-26225

                            ------------------------

                           WIT SOUNDVIEW GROUP, INC.

             (exact name of registrant as specified in its charter)

            DELAWARE                          13-3900397
  (State or Other Jurisdiction             (I.R.S. Employer
of Incorporation or Organization)  Industrial Identification Number)

                     826 BROADWAY, NEW YORK, NEW YORK 10003
              (Address of Principal Executive Offices) (Zip Code)

                                 (212) 253-4400
              (Registrant's Telephone Number, including Area Code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days: Yes (X) No ( )

    As of August 3rd, 2000, there were 78,856,516 shares of the Registrant's common stock outstanding and 11,666,666 shares of the Registrant's Class B Common Stock Outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           WIT SOUNDVIEW GROUP, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                               TABLE OF CONTENTS

                                PART I--FINANCIAL INFORMATION

Item 1.                 Condensed Consolidated Financial Statements

                        Condensed Consolidated Statements of Financial Condition as
                        of June 30, 2000 and December 31, 1999......................      1

                        Condensed Consolidated Statements of Operations for the
                        three and six Months ended June 30, 2000 and 1999...........      2

                        Condensed Consolidated Statements of Cash Flows for the six
                        months ended June 30, 2000 and 1999.........................      3

                        Notes to Condensed Consolidated Financial Statements........      5

                        Management's Discussion and Analysis of Financial Condition
Item 2.                 and Results of Operations...................................      9

Item 3.                 Quantitative and Qualitative Disclosure about Market Risk...     14

                                  PART II--OTHER INFORMATION

Item 1.                 Legal Proceedings...........................................     15

Item 2.                 Changes in Securities and Use of Proceeds...................     15

Item 3.                 Default upon Senior Securities..............................     15

Item 4.                 Submission of Matters to a Vote of Security Holders.........     15

Item 5.                 Other Information...........................................     16

Item 6.                 Exhibits and Reports on Form 8-K............................     16

Signatures..........................................................................     18

                                     PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   WIT SOUNDVIEW GROUP, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                      JUNE 30, 2000 AND DECEMBER 31, 1999

                                                                JUNE 30,     DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
                                                              (UNAUDITED)
                           ASSETS
CASH AND CASH EQUIVALENTS...................................  $101,683,112   $ 12,447,885
RECEIVABLE FROM CLEARING BROKER.............................    64,716,088        681,807
SECURITIES OWNED, at market or fair value...................    40,631,449    114,468,173
INVESTMENT BANKING FEES RECEIVABLE..........................    24,013,602      3,570,176
INVESTMENTS.................................................    62,350,382             --
INVESTMENTS IN AFFILIATES...................................    21,280,463     17,511,403
INTANGIBLE ASSETS, net of accumulated amortization of
  $6,873,500
  at June 30, 2000
    Goodwill................................................   196,183,278             --
    Institutional client relationships......................    63,502,087             --
    Other...................................................     9,298,605             --
FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net of
  accumulated depreciation and amortization of $5,830,514
  and $1,110,369 at June 30, 2000 and December 31, 1999,
  respectively..............................................    14,225,481      6,312,242
COMPUTER SOFTWARE, net of accumulated amortization of
  $1,147,005 and $1,212,907 at June 30, 2000 and December
  31, 1999, respectively....................................     3,742,266      3,706,112
PREPAID EXPENSES............................................     2,542,941      1,610,628
OTHER ASSETS................................................    37,130,523      3,309,750
                                                              ------------   ------------
      Total assets..........................................  $641,300,277   $163,618,176
                                                              ============   ============
            LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Securities sold but not yet purchased, at market value....  $  1,066,814   $     39,234
  Accounts payable and accrued expenses.....................    10,093,831      5,130,675
  Accrued compensation......................................   103,194,374     13,506,087
  Deferred tax liabilities..................................    31,304,300             --
  Other liabilities.........................................     4,246,914        540,647
                                                              ------------   ------------
      Total liabilities.....................................   149,906,233     19,216,643
                                                              ------------   ------------
STOCKHOLDERS' EQUITY:
  Preferred Stock, $.001 par value, 30,000,000 shares
    authorized, no shares outstanding at June 30, 2000 and
    December 31, 1999.......................................            --             --
  Common Stock, $.01 par value, 500,000,000 shares
    authorized, 78,797,470 and 61,629,828 shares issued and
    outstanding at June 30, 2000 and December 31, 1999,
    respectively............................................       787,974        616,298
  Common Stock, Class B, $.01 par value, 75,000,000 shares
    authorized, 11,666,666 shares issued and outstanding....       116,667        116,667
  Common Stock, Class C, $.01 par value, 159,000,000 shares
    authorized, no shares issued and outstanding at June 30,
    2000 and December 31, 1999..............................            --             --
  Additional paid-in capital................................   558,034,349    196,777,759
  Notes receivable from stockholders........................   (22,886,640)   (15,333,070)
  Deferred compensation.....................................   (19,976,993)    (3,311,765)
  Accumulated deficit.......................................   (24,681,313)   (34,464,356)
                                                              ------------   ------------
      Total stockholders' equity............................   491,394,044    144,401,533
                                                              ------------   ------------
      Total liabilities and stockholders' equity............  $641,300,277   $163,618,176
                                                              ============   ============

  The accompanying notes are an integral part of these condensed consolidated statements.

                   WIT SOUNDVIEW GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                           -------------------------   --------------------------
                                            JUNE 30,      JUNE 30,       JUNE 30,      JUNE 30,
                                              2000          1999           2000          1999
                                           -----------   -----------   ------------   -----------
                                                  (UNAUDITED)                 (UNAUDITED)
REVENUES:
  Investment banking.....................  $54,157,901   $ 8,246,614   $114,506,995   $11,369,034
  Brokerage..............................   38,902,164     1,567,584     75,427,117     2,001,791
  Asset management fees..................     (185,171)           --      7,647,863            --
  Interest and investment income.........    2,828,299     1,176,599      4,647,512     1,368,269
  Unrealized gains on investments........      585,437       289,507        647,317       444,331
  Other income...........................     (155,140)           --       (155,140)           --
                                           -----------   -----------   ------------   -----------
    Total revenues.......................   96,133,490    11,280,304    202,721,664    15,183,425
                                           -----------   -----------   ------------   -----------
EXPENSES:
  Compensation and benefits..............   55,704,769     8,588,459    120,647,125    15,146,585
  Brokerage and clearance................    6,561,750     1,303,597     12,758,456     1,564,225
  Marketing and business development.....    4,574,604       844,747      7,621,634     1,057,086
  Amortization of intangible assets and
    goodwill.............................    4,124,100            --      6,873,500            --
  Professional services..................    2,201,238     1,085,302      4,478,359     1,766,811
  Data processing and communications.....    2,568,757       884,043      4,341,020     1,183,654
  Write-off of computer software and
    equipment............................           --            --      1,339,772            --
  Depreciation and amortization..........    1,501,702       278,558      2,777,536       499,053
  Technology development.................    1,547,400       526,088      2,590,201       861,883
  Occupancy..............................    1,077,455       213,496      1,869,570       303,503
  Other..................................    2,824,842       353,881      4,159,134       498,658
                                           -----------   -----------   ------------   -----------
      Total expenses.....................   82,686,617    14,078,171    169,456,307    22,881,458
                                           -----------   -----------   ------------   -----------
    Net income (loss) before provision
      for income taxes and equity in net
      loss of affiliates.................   13,446,873    (2,797,867)    33,265,357    (7,698,033)
Provision for income taxes...............    6,683,389            --     17,291,555            --
                                           -----------   -----------   ------------   -----------
    Net income (loss) before equity in
      net loss of affiliates.............    6,763,484    (2,797,867)    15,973,802    (7,698,033)
Equity in net loss of affiliates.........   (4,481,070)           --     (6,190,759)           --
                                           -----------   -----------   ------------   -----------
    Net income (loss)....................  $ 2,282,414   $(2,797,867)  $  9,783,043   $(7,698,033)
                                           ===========   ===========   ============   ===========
Net income (loss) per share:
  Basic..................................  $      0.03   $     (0.11)  $       0.13   $     (0.48)
  Diluted................................  $      0.02   $     (0.11)  $       0.10   $     (0.48)
Weighted average shares used in the
  computation of net income (loss) per
  share:
  Basic..................................   79,410,828    24,486,238     76,204,016    15,923,484
  Diluted................................   98,800,933    24,486,238     98,443,344    15,923,484

  The accompanying notes are an integral part of these condensed consolidated statements.

                   WIT SOUNDVIEW GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------   ------------
                                                                      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $  9,783,043   $ (7,698,033)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities--
      Deferred tax expense..................................    13,927,792             --
      Depreciation and amortization.........................     9,651,036        499,053
      Equity in net loss of affiliates......................     6,190,759             --
      Write-off of computer software and equipment..........     1,339,772             --
      Compensation expense on restricted stock awards.......     4,756,737             --
  (Increase) decrease in operating assets-
    Receivable from clearing broker.........................   (45,643,549)      (610,163)
    Securities owned........................................     2,549,421       (449,492)
    Investment banking fees receivable......................     2,218,498     (3,476,558)
    Investments.............................................    (1,444,977)            --
    Prepaid expenses........................................      (168,031)      (910,239)
    Other assets............................................   (14,091,826)    (2,348,892)
  Increase (decrease) in operating liabilities-
    Securities sold but not yet purchased...................       334,903             --
    Accounts payable and accrued expenses...................   (38,406,302)     1,799,868
    Accrued compensation....................................    89,688,287      4,262,461
    Other liabilities.......................................    (4,866,005)      (227,883)
                                                              ------------   ------------
          Net cash provided by (used in) operating
            activities......................................    35,819,558     (9,159,878)
                                                              ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investment securities.............   (33,963,061)            --
  Sale of short-term investment securities..................   108,080,863             --
  Acquisition of SoundView, net of cash received............    (6,773,571)            --
  Investment in Wit Capital Japan...........................   (10,500,000)            --
  Computer software purchased...............................    (1,918,379)      (550,484)
  Payments for purchases of furniture, equipment and
    leasehold improvements..................................    (5,083,317)    (2,182,169)
                                                              ------------   ------------
          Net cash provided by (used in) investing
            activities......................................    49,842,535     (2,732,653)
                                                              ------------   ------------

                   WIT SOUNDVIEW GROUP, INC. AND SUBSIDIARIES

                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------   ------------
                                                                      (UNAUDITED)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments and issuances of notes receivable from
    stockholders............................................       238,624       (615,833)
  Net proceeds from initial public offering of common
    stock...................................................            --     72,782,731
  Repurchase of common stock................................      (250,000)            --
  Proceeds from issuance of common stock....................     3,584,510      2,473,542
  Net proceeds from issuance of preferred stock.............            --     56,434,742
                                                              ------------   ------------
          Net cash provided by financing activities.........     3,573,134    131,075,182
                                                              ------------   ------------
          Net increase in cash and cash equivalents.........    89,235,227    119,182,651
CASH AND CASH EQUIVALENTS, beginning of period..............    12,447,885     18,110,146
                                                              ------------   ------------
CASH AND CASH EQUIVALENTS, end of period....................  $101,683,112   $137,292,797
                                                              ============   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for-
        Taxes...............................................  $ 12,330,000   $     18,000
NON-CASH TRANSACTIONS:
  Issuance of common stock to stockholders for notes
    receivable..............................................     7,979,688      8,967,237
  Repurchase of common stock for note receivable............      (187,494)
  Investment in enba plc for common stock...................    30,996,834             --
  Issuance of restricted stock to employees.................    19,434,465             --
  Issuance of common stock for consulting services..........            --         40,613
  Tax benefit from non-qualified stock option exercises.....     6,785,796             --

Acquisition of SoundView Technology Group, Inc.
  Fair value of net assets acquired, net of cash received...    44,431,499             --
  Intangible assets and goodwill............................   275,857,420             --
  Issuance of common stock..................................   291,003,482             --
  Deferred tax asset........................................    16,770,000             --
  Deferred tax liabilities..................................    32,465,000             --

  The accompanying notes are an integral part of these condensed consolidated statements.

                   WIT SOUNDVIEW GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

    Wit SoundView Group, Inc. (the "Company", formerly Wit Capital Group, Inc.) was incorporated on March 27, 1996 and commenced operations in September 1997. On June 6, 2000, the company changed its name to Wit SoundView Group, Inc. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Wit SoundView Corporation ("WSV", formerly SoundView Technology Group, Inc.), Wit Capital Corporation ("WCC"), SoundView Asset Management, Inc., SoundView Capital Management, Inc. and Wit SoundView Ventures Corp. (formerly Wit VC LLC). All material intercompany balances and transactions have been eliminated in consolidation.

    These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results for the periods presented in conformity with accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2000 and with other interim financial statements filed with SEC. Results of the interim periods are not necessarily indicative of results to be obtained for a full fiscal year.

2. MERGER

    On January 31, 2000, the Company completed its merger with SoundView Technology Group, Inc., a Connecticut-based private broker-dealer and investment banking firm focused exclusively on technology. The total consideration was $320 million consisting of Wit SoundView Group, Inc. common stock and cash. The merger was accounted for using the purchase method of accounting. The excess of the purchase price over the estimated fair value of the net assets acquired was allocated to certain identifiable intangible assets and goodwill, a total of $275.9 million which will be amortized on a straight line basis over periods between 3 and 20 years. Pro forma results for the six months ended June 30, 2000 are not presented as the merger closed on January 31, 2000, and the pro forma results for the year ended December 31, 2000 will not be materially different from the Company's actual results. Subsequent to the closing of the merger, SoundView Technology Group, Inc. changed its name to Wit SoundView Corporation.

3. NET INCOME (LOSS) PER SHARE

    The following table sets forth the calculation of shares used in the computation of basic and diluted net income (loss) per share

                                             THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                             ---------------------------   -------------------------
                                                 2000           1999          2000          1999
                                             ------------   ------------   -----------   -----------
Shares used in computations:
  Weighted average common shares used in
    computation of basic net income (loss)
    per share..............................   79,410,828     24,486,238    76,204,016    15,923,484
  Dilutive effect of common stock
    equivalents............................   19,390,105             --    22,239,328            --
                                              ----------     ----------    ----------    ----------
  Weighted average common shares used in
    computation of diluted net income
    (loss) per share.......................   98,800,933     24,486,238    98,443,344    15,923,484
                                              ==========     ==========    ==========    ==========

                   WIT SOUNDVIEW GROUP, INC. AND SUBSIDIARIES

3. NET INCOME (LOSS) PER SHARE (CONTINUED)
    Because the Company reported a net loss in the period ended June 30, 1999, the calculation of diluted earnings per share in that period does not include convertible preferred stock, options, warrants and common stock collateralizing the notes receivable from stockholders, as they are anti-dilutive and would result in a reduction of net loss per share. If the Company had reported net income, there would have been an additional 50,076,270 shares for the quarter ended June 30, 1999 and an additional 32,453,380 shares for the six months ended June 30, 1999 included in the calculation of diluted earnings per share.

4. STOCK OPTION PLAN

    The Company has adopted a stock incentive plan (the "Plan") that permits the granting of stock options, restricted stock and other awards to employees, directors and certain consultants of the Company. The exercise price of any share covered by an option granted to a person owning more than 10% of the voting power of all classes of stock of the Company cannot be less than 110% of the fair market value on the day of the grant. The exercise price of any share covered by an option granted to any person cannot be less than 85% of the fair value on the day of the grant. Options expire five or ten years from the date of grant, with the majority of the options expiring in the year 2009.

    As part of the Company's merger with SoundView, on January 31, 2000, the Company adopted SoundView's Stock Option Plan, although no additional options to purchase common stock will be granted under SoundView's plan.

    As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") the Company has accounted for options granted to employees using the intrinsic value method prescribed by Accounting Practice Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has granted options with exercise prices that are equal to or greater than management's estimate of the fair value of such common stock at the date of grant, and accordingly, the Company has recorded no related compensation expense. For restricted stock issued with future service requirements, compensation expense is recognized over the relevant vesting period.

    As of June 30, 2000, the Company has 17,657,832 outstanding options with a range of exercise prices between $0.35 and $34.88 per share and a weighted average exercise price of $4.98.

5. WARRANTS

    The Company has 5,796,405 outstanding warrants as of June 30, 2000 with a range of exercise prices between $1.43 and $5.57 and a weighted average exercise price of $5.46. These warrants are exercisable for 159,110 shares of common stock and 5,637,295 shares of Class B common stock.

6. COMMITMENTS AND CONTINGENCIES

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

                   WIT SOUNDVIEW GROUP, INC. AND SUBSIDIARIES

7. INCOME TAXES

    The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting For Income Taxes," which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that realization of such benefits is more likely than not. The Company files consolidated Federal and combined state and local income tax returns with its wholly-owned subsidiaries.

    The components of the Company's income tax expense for the periods ended June 30, 2000 and June 30, 1999 are as follows:

                                            THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                            ---------------------------   --------------------------
                                                2000           1999           2000          1999
                                            ------------   ------------   ------------   -----------
Current:
  Federal.................................   $   93,827     $       --    $    93,827    $       --
  State and local.........................    2,547,537             --      3,269,936            --
                                             ----------     ----------    -----------    ----------
                                              2,641,364             --      3,363,763            --
                                             ----------     ----------    -----------    ----------

Deferred:
  Federal.................................    3,290,020             --     11,092,153            --
  State and local.........................      752,005             --      2,835,639            --
                                             ----------     ----------    -----------    ----------
                                              4,042,025             --     13,927,792            --
                                             ----------     ----------    -----------    ----------
                                             $6,683,389     $       --    $17,291,555    $       --
                                             ==========     ==========    ===========    ==========

    The Company's effective tax rate differs from the Federal statutory rate due to the amortization of intangible assets and goodwill and state and local income taxes.

    The Company has recorded deferred tax assets of $18,100,000 primarily related to net operating loss carryforwards and deferred compensation offset by deferred tax liabilities resulting from unrealized appreciation on investments and from the tax benefits related to the exercise of non qualified stock options by the Company's employees. The Company has also recorded deferred tax liabilities as a result of the difference between the accounting and tax basis of intangible assets acquired in the merger with SoundView, other than goodwill.

8. NET CAPITAL REQUIREMENTS

    WSV and WCC are subject to the SEC's Uniform Net Capital Rule 15c3-1. WSV's net capital, as defined, is required to be the greater of $250,000 or an amount determinable based on the market prices and number of securities in which WSV acts as a market maker. As of June 30, 2000 WSV's net capital was $38,283,529, which was $37,703,529 in excess of the minimum net capital requirement. WCC's net capital, as defined, is required to be the greater of $100,000 or the minimum net capital required based on aggregate indebtedness. As of June 30, 2000 and December 31, 1999, WCC's ratio of aggregate indebtedness to net capital was 1.01 to 1 and .51 to 1 and its net capital was $13,144,611 and $23,914,930, which was $12,261,245 and $23,095,740 in excess of the minimum net capital requirements, respectively.

                   WIT SOUNDVIEW GROUP, INC. AND SUBSIDIARIES

10. SUBSEQUENT EVENT

    On May 15, 2000, the Company entered into an agreement with the shareholders of E*OFFERING to acquire 100 percent of the outstanding shares of E*OFFERING, an Internet investment banking firm. Under the terms of the agreement, the Company will acquire the outstanding shares of E*OFFERING in exchange for approximately $290 million in Wit SoundView Group, Inc. common stock and options and warrants replacing E*OFFERING options and warrants. In addition, the Company entered into a strategic alliance agreement with E*TRADE which provides the Company with the exclusive right to distribute equity and equity related securities to the customers of E*TRADE. As consideration for this agreement, the Company will issue E*TRADE approximately 4 million shares of its common stock and warrants to purchase an additional 2 million shares, exercisable under certain circumstances after year 3 of the agreement. Additionally, E*TRADE and certain affiliates of General Atlantic Partners LLC have agreed to each purchase 2 million shares of Wit SoundView Group, Inc. common stock. The Board of Directors of each Company and the shareholders of E*OFFERING have approved the transaction, which is expected to close in the third quarter of 2000. Completion is contingent upon Wit SoundView stockholder approval, regulatory approval and other customary closing conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Wit SoundView Group, Inc. (the "Company", formerly Wit Capital Group, Inc.) was incorporated on March 27, 1996 and commenced operations in September 1997. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Wit SoundView Corporation ("WSV", formerly SoundView Technology Group, Inc.), Wit Capital Corporation ("WCC"), SoundView Asset Management, Inc., SoundView Capital Management, Inc. and Wit SoundView Ventures Corp. (formerly Wit VC LLC). Through our broker-dealer subsidiaries, we are the largest online investment banking group focused exclusively on the Internet and technology sectors. We offer a strong complement of investment banking services, from Internet-strategic advisory, venture capital and private equity placements, to public offerings and M&A advisory. With one of the largest research teams in the sector, we produce comprehensive sell-side research on over 285 Internet and technology companies, developed for our online and institutional audiences. We offer a variety of sales and trading services to our institutional client base and operate an extensive market making operation.

    We are also recognized as the first firm to bring online individual investors directly into the capital formation process in a meaningful way and continue to leverage the Internet to revolutionize the way in which issuers and investors communicate.

    The results presented below for the six month period ended June 30, 2000 reflect the results of the combined company after completion of our merger with SoundView Technology Group, Inc. ("SoundView") on January 31, 2000. In March 2000, SoundView changed its name to Wit SoundView Corporation.

    The results presented in the discussion of the three and six months ended June 30, 1999 reflect the results of Wit Capital Group, Inc. and its broker-dealer subsidiary, Wit Capital Corporation. During the first six months of 1999, Wit Capital Corporation was in an early stage of its operations and generated only minimal revenues from its investment banking and brokerage activities. Accordingly, the Company does not believe that the period to period comparisons of its operating results below are necessarily meaningful and should not be relied upon as indicators of future performance.

MERGER

    On January 31, 2000, the Company completed its merger with SoundView Technology Group, Inc., a Connecticut-based private broker-dealer and investment banking firm focused exclusively on technology. The total consideration was $320 million consisting of Wit Capital Group, Inc. common stock and cash. The merger was accounted for using the purchase method of accounting. The excess of the purchase price over the estimated fair value of the net assets acquired was allocated to certain identifiable intangible assets and goodwill, a total of $275.9 million which is being amortized on a straight line basis over periods between 3 and 20 years.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AS COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1999.

REVENUES

    The Company's revenues for the three months ended June 30, 2000 were $96.1 million compared to $11.3 million for the three months ended June 30, 1999. The Company's revenues for the six months ended June 30, 2000, which include revenues of SoundView after January 31, 2000, were $202.7 million compared to $15.2 million for the six months ended June 30, 1999.

    Investment banking revenue for the three months ended June 30, 2000 increased to $54.2 million from $8.2 million for the three months ended June 30, 1999. For the six months ended June 30, 2000, revenue from investment banking increased to $114.5 million from $11.4 million for the six months ended June 30, 1999. Investment banking revenue is primarily derived from the public offering of equity securities, and also from Internet-strategic advisory, venture capital and private equity placements, and M&A advisory services. The Company participated in a total of 88 securities offerings during the first six months of 2000, 47 as co-manager and 41 as syndicate member compared to the first six months of 1999 during which the Company participated in 61 securities offerings, 29 as co-manager and 32 as syndicate member. Of the 88 securities offerings the Company participated in during 2000, 61 were offered in the first quarter and 27 were offered in the second quarter compared to 19 and 42 in the first and second quarters of 1999, respectively. The growth in investment banking revenue in the first quarter of 2000 was attributable to favorable issuing conditions for technology and Internet companies as well as a larger number of professionals dedicated to our investment banking activities. The growth in investment banking revenue in the second quarter of 2000 was attributable to increased economics in public offerings in which we participated as well as an increased contribution from our mergers and acquisitions advisory and private equity services during a quarter when market conditions for public equity offerings were not favorable.

    Brokerage revenue for the three months ended June 30, 2000 increased to $38.9 million from $1.6 million for the three months ended June 30, 1999. For the six months ended June 30, 2000, revenue from brokerage increased to $75.4 million from $2 million for the six months ended June 30, 1999. Revenues derived from our brokerage operations are related to our institutional equity and our online, or individual trading, operations. For the three months ended June 30, 2000, our institutional and online operations contributed $36.3 million and $2.6 million, respectively, to our total brokerage revenue. For the quarter ended June 30, 2000, average daily institutional trading commissions rose 67% compared to average daily commissions earned by SoundView in the second quarter of 1999 prior to the merger. This revenue has increased as a result of increased trading volumes, an increase in the number of companies under research coverage and an increase in the number of stocks for which we make a market. The number of stocks we make markets in increased to 230 as of June 30, 2000 compared to 162 stocks which SoundView made markets in as of June 30, 1999, prior to the merger. The increase in revenue derived from our online, or individual trading business resulted primarily from an increase in the number of active customer accounts and an increase in the number of trades executed for our online customers. On a sequential basis, this revenue has decreased from the first quarter of 2000 as a result of lower market volumes and the announcement of our proposed strategic alliance with E*TRADE, including the proposed transfer of our online accounts to E*TRADE. The average daily number of trades executed for the three and six month periods ended June 30, 2000 was 2,050 and 2,521 compared to 1,377 and 884 for the three and six month periods ended June 20, 1999. As of June 30, 2000, total active online accounts approximated 85,000 compared to 27,060 active online accounts as of June 30, 1999.

    Asset management fees for the three months ended June 30, 2000 decreased to ($185,000) from $0 for the three months ended June 30, 1999. For the six months ended June 30, 2000, revenue from asset management fees increased to $7.6 million from $0 for the six months ended June 30, 1999. This revenue is derived from management and syndication fees received from our series of Dawntreader II venture capital funds which closed during the first quarter of 2000 and from incentive royalties from hedge funds that were formerly managed by SoundView. During the second quarter of 2000, management fee income from our venture capital funds was offset by decrease in unrealized incentive fees from hedge funds that experienced losses for the quarter. During the three and six months ended June 30, 1999, we had not yet commenced our venture capital fund operations and had no hedge fund incentive royalty fees, and accordingly, derived no revenue from this business.

    Interest income for the three months ended June 30, 2000 increased to $2.8 million from $1.2 million for the three months ended June 30, 1999. The Company earns interest income from the investment of cash balances raised through financing activities and from its results of operations until the funds are used in its business. For the six months ended June 30, 2000, revenue from interest income increased to $4.6 million from $1.4 million for the six months ended June 30, 1999. During the first six months of 2000, the

Company's average monthly cash balance was $165 million as compared to a monthly average of $56.4 million for the first six months of 1999. It is the Company's policy to pay bonuses and other compensation related payments to its employees on a semi annual basis. Accordingly, the Company expects its cash balance and the related interest income to decrease once such payments are made.

    Unrealized gains on investments for the three months ended June 30, 2000 increased to $585,000 from $290,000 for the three months ended June 30, 1999. Unrealized gains on investments for the six months ended June 30, 2000 increased to $647,000 from $444,000 for the six months ended June 30, 1999. Unrealized gains on investments primarily consist of the net realized and unrealized gains and losses on the mark to market and sale of equity securities that the Company receives as consideration for financial advisory services and from investment gains and losses from the Company's investments in equity securities and investment partnerships focused on the technology sector.

    Other income decreased to ($155,000) for the three and six months ended June 30, 2000 from $0 for the three and six months ended June 30, 1999. This decrease is due to an adjustment to estimated advertising revenue related to the sale of banner advertisements on our website that had been recorded in 1999.

EXPENSES

    Compensation and benefits expense for the three months ended June 30, 2000 increased to $55.7 million from $8.6 million for the three months ended June 30, 1999. For the six months ended June 30, 2000, compensation and benefits expense increased to $120.6 from $15.1 million for the six months ended June 30, 1999. Compensation and benefits expense consists of salaries, bonuses and other benefits paid or provided to our employees. The increase in compensation expense primarily relates to higher incentive compensation accrued on higher revenues and an increase in the number of employees from 169 as of June 30, 1999 to 486 as of June 30, 2000. Compensation and benefits expense as a percentage of total revenues was 60% for the six months ended June 30, 2000, which represents an improvement from 100% for the six months ended June 30, 1999. For the six months ended June 30, 1999, compensation expense included $2.6 million related to those portions of contractual upfront payments to several professionals for which no future service by the employees was required. As we continue to hire more investment banking and research professionals and participate in more transactions, we expect compensation expense to grow.

    Brokerage and clearance expense for the three months ended June 30, 2000 increased to $6.6 million from $1.3 million for the three months ended June 30, 1999. For the six months ended June 30, 2000, brokerage and clearance expense increased to $12.8 million from $1.6 million for the six months ended June 30, 1999. This expense primarily consists of fees paid to independent floor brokers on the New York Stock Exchange for the execution of institutional customer agency business as well as amounts paid to our clearing brokers for processing and clearing customers' trades. The increase in brokerage and clearance expense reflects the increased transactional volume and growth of our brokerage operations.

    Marketing and business development expense for the three months ended June 30, 2000 increased to $4.6 million from $845,000 for the three months ended June 30, 1999. For the six months ended June 30, 2000, marketing and business development expense increased to $7.6 million from $1.1 million for the six months ended June 30, 1999. Marketing and business development expense consists primarily of travel, entertainment, costs associated with our conferences and a focused print advertising campaign that we commenced in 2000. Marketing expense in 1999 primarily consists of travel, entertainment and other costs associated with developing our investment banking business. We expect these expenses to continue to increase as we continue to expand our business.

    Amortization of intangible assets and goodwill for the three months ended June 30, 2000 increased to $4.1 million from $0 for the three months ended June 30, 1999. For the six months ended June 30, 2000, amortization of intangible assets and goodwill increase to $6.9 million from $0 for the six months ended June 30, 1999. This expense results from the amortization of intangible assets and goodwill related to our

Merger with SoundView on January 31, 2000. We expect these expenses to increase when we close our proposed merger with E*OFFERING.

    Professional services expense for the three months ended June 30, 2000 increased to $2.2 million from $1.1 million for the three months ended June 30, 1999. For the six months ended June 30, 2000, professional services expense increased to $4.5 million from $1.8 million for the six months ended June 30, 1999. Professional services expense includes legal, consulting, accounting, and recruiting fees which have increased as we continue to make strategic investments, expand our business internationally, make improvements to our customer service and infrastructure, hire additional personnel, and increase our investment banking operations.

    Data processing and communications expense for the three months ended June 30, 2000 increased to $2.6 million from $884,000 for the three months ended June 30, 1999. For the six months ended June 30, 2000, data processing and communications expense increased to $4.3 million from $1.2 million for the six months ended June 30, 1999. Data processing and communications expense includes costs related to market data services, transaction processing and telephone and other communication charges. These expenses have increased as a result of an increased number of active customer accounts and an increased volume of transactions processed. We expect these costs will continue to grow as transaction volume increases.

    For the six months ended June 30, 2000, we wrote-off approximately $1.3 million in computer software and hardware originally developed or purchased to operate an after-hours trading system. In light of information that became available to us during the first quarter regarding redeployment of those assets, we wrote-off approximately $1.3 million of previously capitalized costs representing management's estimate of the impairment in the value of the assets.

    Depreciation and amortization for the three months ended June 30, 2000 increased to $1.5 million from $279,000 for the three months ended June 30, 1999. For the six months ended June 30, 2000, depreciation and amortization increased to $2.8 million from $499,000 for the six months ended June 30, 1999. Depreciation and amortization consists primarily of depreciation and amortization of property, equipment and leasehold improvements and amortization of computer software. The increases in depreciation and amortization reflect the increased investments the Company has made in its technology, equipment and facilities. The Company expects these expenses to continue to grow as it continues to invest in technology and infrastructure.

    Technology development expense for the three months ended June 30, 2000 increased to $1.5 million from $526,000 for the three months ended June 30, 1999. Technology development expense for the six months ended June 30, 2000 increased to $2.6 million from $862,000 for the six months ended June 30, 1999. This increase resulted from continued enhancements to our technology infrastructure, primarily related to the development of Vostock, our online auction system for secondary and follow-on offerings and our online brokerage operations. We expect technology development expense to increase as operations continue to grow and as we continue to invest in our infrastructure and new business initiatives.

    Occupancy expense for the three months ended June 30, 2000 increased to $1.1 million from $213,000 for the three months ended June 30, 1999. For the six months ended June 30, 2000, occupancy expense increased to $1.9 million from $304,000 for the six months ended June 30, 1999. We now lease several floors in our New York location and we operate an office in Stamford, Connecticut and an additional, larger office in San Francisco. As we continue to grow and expand our business, we expect occupancy expense to increase.

    Other expenses for the three months ended June 30, 2000 increased to $2.8 million from $354,000 for the three months ended June 30, 1999. For the six months ended June 30, 2000, other expenses increased to $4.2 million from $499,000 for the six months ended June 30, 1999. Other expenses include office supplies, registrations and other general and administrative expenses which have all increased as we continue to expand our business and operations.

    Equity in net loss of affiliates for the three months ended June 30, 2000 increased to $4.5 million from $0 for the three months ended June 30, 1999. For the six months ended June 30, 2000, equity in net loss of affiliates increased to $6.2 million from $0 for the six months ended June 30, 1999. Equity in net loss of affiliates represents our proportional share of the losses incurred by Wit Capital Japan and Wit Capital Europe based on our ownership interest in each joint venture. We expect these losses to increase as Wit Capital Japan and Wit Capital Europe commence or prepare to commence operations in 2000.

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

    Net cash provided by operating activities was $35.8 million for the six months ended June 30, 2000, compared to net cash used in operating activities of $9.2 million during the same period in the preceding year. Net cash provided by operating activities for the six months ended June 30, 2000 was primarily from net income of $9.8 million, an increase in net operating assets of $56.6 million offset by a net increase in operating liabilities of $46.8 million. Cash used in operating activities for the six months ended June 30, 1999 was primarily from a net loss of $7.7 million, a net increase in operating assets of $7.8 million, offset by an increase in operating liabilities of $5.8 million.

    Cash provided by investing activities was $49.8 million for the six months ended June 30, 2000, compared to cash used of $2.7 million for the six months ended June 30, 1999. Cash provided by investing activities for the six months ended June 30, 2000 was primarily for net purchases and sales of short-term investments of $74.1 million, the net cash payment for the acquisition of SoundView of $6.8 million ($22.5 million of cash paid, representing the cash portion of merger consideration, net of cash received of $15.7 million), an additional investment in Wit Capital Japan of $10.5 million, fixed asset purchases of $5.1 million and purchases of computer software of $1.9 million. Cash used in investing activities for the six months ended June 30, 1999 resulted from purchases of fixed assets of $2.2 million and from purchases of computer software of $550,000.

    Cash provided by financing activities was $3.6 million for the six months ended June 30, 2000, compared to $131.1 million for the six months ended June 30, 1999. Cash provided by financing activities for the six months ended June 30, 2000 resulted primarily from $3.6 million in proceeds received from the issuance of common stock for exercise of options and warrants. Cash provided by financing activities for the six months ending June 30, 1999 resulted primarily from net proceeds of $72.8 million received from the initial public offering of our common stock and, to a lesser extent, $24.9 million in net proceeds received from the issuance of Series E Preferred Stock, now Class B Common Stock, and the grant of warrants to the Goldman Sachs Group, Inc. and from $31.5 million received from issuance of our Series D Preferred Stock, now Common Stock, to accredited investors.

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

PROPOSED MERGER

    On May 15, 2000, the Company entered into an agreement with the shareholders of E*OFFERING to acquire 100 percent of the outstanding shares of E*OFFERING, an Internet investment banking firm. Under the terms of the agreement, the Company will acquire the outstanding shares of E*OFFERING in exchange for approximately $290 million in Wit SoundView Group, Inc. common stock and options and warrants replacing E*OFFERING options and warrants. In addition, the Company entered into a strategic alliance agreement with E*TRADE which provides the Company with the exclusive right to distribute equity and equity related securities to the customers of E*TRADE. As consideration for this agreement, the Company will issue E*TRADE approximately 4 million shares of its common stock and warrants to purchase an additional 2 million shares, exercisable under certain circumstances after year 3 of the agreement. Additionally, E*TRADE and certain affiliates of General Atlantic Partners LLC have agreed to each purchase 2 million shares of Wit SoundView Group, Inc. common stock. The Board of Directors of each Company and the shareholders of E*OFFERING have approved the transaction, which is expected to close in the third quarter of 2000. Completion is contingent upon Wit SoundView stockholder approval, regulatory approval and other customary closing conditions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    There has been no material change from the Item 305 information included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

    Certain claims and legal proceedings are described in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

    On May 15, 2000, certain of Wit Capital Corporation's customers filed a purported class action lawsuit in the Circuit Court of Cook County Illinois styled JOSEPH YOUNES AND ROSANNE T. YOUNES v. WIT CAPITAL CORPORATION. The five count complaint charges Wit Capital Corporation with (1) breach of contract for alleged failure to provide "continuous, reliable trading services"; (2) breach of fiduciary duty and unjust enrichment by reason of the fact that Wit Capital Corporation allegedly failed to disclose material facts concerning its system capacity and technical capabilities and allegedly failed to "incorporate the latest technological advances" into its systems relating to customer account access and order placement; (3) fraud by reason of the fact that Wit Capital Corporation allegedly falsely represented its technical capabilities relating to access to its services; (4) violation of the Illinois Consumer Fraud Act; and
(5) "negligent/intentional tort" by reason of Wit Capital Corporation's alleged failure to provide, upgrade and maintain systems to enable customer order placement. We intend to defend the lawsuit vigorously. We do not believe that this lawsuit should have a material adverse effect on us.

    We are currently subject to other claims and legal proceedings arising in the normal course of our business. We do not believe that the resolution of such claims and legal proceedings should have a material adverse effect on us.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    The Company continues to use the net proceeds from its IPO for working capital purposes. The Company expects to continue to use the proceeds for working capital purposes and for strategic acquisitions or investments.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held its Annual Meeting of Stockholders on June 1, 2000. Following are descriptions of the matters voted on and the results of such meeting:

1. The election of two directors to serve until their successors have been elected and qualified.

                                                           FOR       ABSTENTIONS
                                                        ----------   -----------
Joseph R. Hardiman....................................  53,731,923     378,578
Andrew D. Klein.......................................  53,749,950     360,551

2. To consider and vote on a proposal to approve an amendment to the Company's certificate of incorporation to change the Company's name to Wit SoundView Group, Inc.

                                                  FOR       AGAINST    ABSTENTIONS
                                               ----------   --------   -----------
Votes........................................  53,771,444   328,600       10,457

3. To consider and vote on a proposal to approve an amendment to the Company's certificate of incorporation to eliminate the Company's Class C Common Stock.

                                                  FOR       AGAINST    ABSTENTIONS
                                               ----------   --------   -----------
Votes........................................  53,688,951   392,320       29,230

ITEM 5.  OTHER INFORMATION

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

    - the inability to ensure sufficient revenue to cover its costs and create profits; and

    - increasing competitive pressures.

    Additional information regarding these and other important factors that could cause actual results to differ from those in the Company's forward-looking statements is contained under the section entitled "Risk Factors" in the Company's Registration Statement on Form S-1 (File No. 333-74619), as filed with the SEC in connection with the Company's initial public offering of common stock and in the Company's Registration Statements on Form S-4 (No. 333-92887 and 333-42062) as filed with the SEC in connection with the company's merger with SoundView Technology Group, Inc. and proposed merger with E*OFFERING Corp. The Company hereby incorporates by reference those risk factors (other than those contained under the headings "Our common stock has never been publicly traded so we cannot predict the extent to which a market will develop for our common stock or how volatile that market will be" and "This offering will cause immediate dilution") into this Form 10-Q.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

    2.1 Agreement and Plan of Merger by and among Wit SoundView Group, Inc., Wit SoundView Corporation and E*OFFERING Corp., dated as of May 15, 2000 (Incorporated by reference to exhibit 2.1 to the Registration Statement on Form S-4 (File No. 333-42062) of Wit SoundView Group, Inc.)

    4.2 Voting Agreement, dated as of May 15, 2000, by and among Wit SoundView Group, Inc. and certain security holders of E*OFFERING Corp. (Incorporated by reference to exhibit 4.2 to the Registration Statement on Form S-4 (File No. 333-42062) of Wit SoundView Group, Inc.)

   10.2 (a) E*OFFERING Corp. 1998 Stock Option Plan (Incorporated by reference to exhibit 10.2(a) to the Registration Statement on Form S-4 (File
        No. 333-42062) of Wit SoundView Group, Inc.)

   10.2 (b) E*OFFERING Corp. 2000 Stock/Stock Issuance Option Plan (Incorporated by reference to exhibit 10.2(b) to the Registration Statement on Form S-4 (File No. 333-42062) of Wit SoundView Group, Inc.)

   10.5 Severance Agreement between Wit SoundView Group, Inc. and Ronald Readmond (Incorporated by reference to exhibit 10.5 to the Registration Statement on Form S-4 (File No. 333-42062) of Wit SoundView Group, Inc.)

  10.14 Strategic Alliance Agreement, dated as of May 15, 2000, by and between E*TRADE Group, Inc. and Wit SoundView Group, Inc. (Incorporated by reference to exhibit 10.14 to the Registration Statement on Form S-4 (File No. 333-42062) of Wit SoundView Group, Inc.)

  10.15 Account Transfer Agreement, dated as of May 15, 2000, by and between E*TRADE Group Inc. and Wit SoundView Group, Inc. (Incorporated by reference to exhibit 10.15 to the Registration Statement on Form S-4 (File No. 333-42062) of Wit SoundView Group, Inc.)

  10.16 Standstill Agreement, dated as of May 15, 2000, by and between E*TRADE Group, Inc. and Wit SoundView Group, Inc. (Incorporated by reference to exhibit 10.16 to the Registration Statement on Form S-4 (File
        No. 333-42062) of Wit SoundView Group, Inc.)

  10.18 Stock Purchase Agreement, dated as of May 15, 2000, by and among E*TRADE Group Inc. and Wit SoundView Group, Inc. and certain entities affiliated with General Atlantic Partners, LLC. (Incorporated by reference to exhibit 10.16 to the Registration Statement on Form S-4 (File
        No. 333-42062) of Wit SoundView Group, Inc.)

27.1 --Financial Data Schedule

    (b) Reports on Form 8-K:

    On May 26, 2000, the Company filed a current report on Form 8-K regarding the announcement of its strategic alliance with E*TRADE GROUP, INC. and its proposed acquisition of E*OFFERING Corp. pursuant to the terms of an Agreement and Plan of Merger, dated as of May 15, 2000, by and among Wit Capital Group, Inc., Wit SoundView Corporation and E*OFFERING Corp.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       WIT SOUNDVIEW GROUP, INC.

Dated: August 14, 2000

                                                       By:  /s/ ROBERT H. LESSIN
                                                            -----------------------------------------
                                                            Robert H. Lessin
                                                            CHIEF EXECUTIVE OFFICER

                                                       By:  /s/ CURTIS L. SNYDER
                                                            -----------------------------------------
                                                            Curtis L. Snyder
                                                            CHIEF FINANCIAL OFFICER