Form 10-Q
period 2000-09-30
WIT SOUNDVIEW GROUP INC
filed 2000-11-14
CIK 1071620

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

               For the Quarterly Period Ended September 30, 2000

                        Commission file number 000-26225

                             ---------------------

                           WIT SOUNDVIEW GROUP, INC.

             (exact name of registrant as specified in its charter)

               DELAWARE                                     13-3900397
     (State or Other Jurisdiction                         (IRS Employer
   of Incorporation or Organization)              Industrial Identification No.)

                     826 BROADWAY, NEW YORK, NEW YORK 10003
              (Address of Principal Executive Offices) (Zip Code)

                                 (212) 253-4400
              (Registrant's Telephone Number, including Area Code)

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past ninety days: Yes /X/ No / /

    As of November 6, 2000, there were 115,575,747 shares of the Registrant's common stock outstanding and 11,666,666 shares of the Registrant's Class B Common Stock Outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           WIT SOUNDVIEW GROUP, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                               TABLE OF CONTENTS

                     PART I -- FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Statements of Financial Condition as
           of September 30, 2000 and December 31, 1999...............    2

         Condensed Consolidated Statements of Operations for the
           three and nine months ended September 30, 2000 and 1999...    3

         Condensed Consolidated Statements of Cash Flows for the nine
           months ended September 30, 2000 and 1999..................    4

         Notes to Condensed Consolidated Financial Statements........    5

         Management's Discussion and Analysis of Financial Condition
Item 2.    and Results of Operations.................................   10

Item 3.  Quantitative and Qualitative Disclosure about Market Risk...   17

                       PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings...........................................   18

Item 2.  Changes in Securities and Use of Proceeds...................   18

Item 3.  Default upon Senior Securities..............................   18

Item 4.  Submission of Matters to a Vote of Security Holders.........   18

Item 5.  Other Information...........................................   18

Item 6.  Exhibits and Reports on Form 8-K............................   19

Signatures...........................................................   20

                                     PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   WIT SOUNDVIEW GROUP, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                           ASSETS                             -------------   ------------
                                                               (UNAUDITED)
CASH AND CASH EQUIVALENTS...................................  $116,350,891    $ 12,447,885
RECEIVABLE FROM CLEARING BROKER.............................    56,857,248         681,807
SECURITIES OWNED, at market or fair value...................     6,674,436     114,468,173
INVESTMENT BANKING FEES RECEIVABLE..........................    26,669,046       3,570,176
INVESTMENTS.................................................    65,421,601         540,535
INVESTMENTS IN AFFILIATES...................................    24,373,556      16,970,868
INTANGIBLE ASSETS, net of accumulated amortization of
  $10,997,600
  at September 30, 2000
    Goodwill................................................   193,678,812              --
    Institutional client relationships......................    62,483,339              --
    Other...................................................     8,697,770              --
FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net of
  accumulated depreciation and amortization of $7,031,987
  and $1,110,369
  at September 30, 2000 and December 31, 1999,
  respectively..............................................    14,502,679       6,312,242
COMPUTER SOFTWARE, net of accumulated amortization of
  $1,611,872 and $1,212,907 at September 30, 2000 and
  December 31, 1999, respectively...........................     1,225,775       3,706,112
PREPAID EXPENSES............................................     2,228,425       1,610,628
OTHER ASSETS................................................    42,430,352       3,309,750
                                                              ------------    ------------
      Total assets..........................................  $621,593,930    $163,618,176
                                                              ============    ============
            LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Securities sold but not yet purchased, at market value....  $  1,085,020    $     39,234
  Accounts payable and accrued expenses.....................     8,113,217       5,130,675
  Accrued compensation......................................    87,334,522      13,506,087
  Deferred tax liabilities..................................    30,607,880              --
  Other liabilities.........................................     6,691,202         540,647
                                                              ------------    ------------
      Total liabilities.....................................   133,831,841      19,216,643
                                                              ------------    ------------
STOCKHOLDERS' EQUITY:
  Preferred Stock, $.001 par value, 30,000,000 shares
    authorized, no shares issued or outstanding at September
    30, 2000 and December 31, 1999..........................            --              --
  Common Stock, $.01 par value, 500,000,000 shares
    authorized, 79,021,068 and 61,629,828 shares issued and
    outstanding at September 30, 2000 and December 31,
    1999, respectively......................................       790,210         616,298
  Common Stock, Class B, $.01 par value, 75,000,000 shares
    authorized, 11,666,666 shares issued and outstanding at
    September 30, 2000 and December 31, 1999,
    respectively............................................       116,667         116,667
  Additional paid-in capital................................   558,084,796     196,777,759
  Notes receivable from stockholders........................   (22,833,068)    (15,333,070)
  Deferred compensation.....................................   (17,708,555)     (3,311,765)
  Accumulated deficit.......................................   (30,687,961)    (34,464,356)
                                                              ------------    ------------
      Total stockholders' equity............................   487,762,089     144,401,533
                                                              ------------    ------------
      Total liabilities and stockholders' equity............  $621,593,930    $163,618,176
                                                              ============    ============

  The accompanying notes are an integral part of these condensed consolidated statements.

                   WIT SOUNDVIEW GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                               THREE MONTHS ENDED               NINE MONTHS ENDED
                                          -----------------------------   -----------------------------
                                          SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                              2000            1999            2000            1999
                                          -------------   -------------   -------------   -------------
                                                   (UNAUDITED)                     (UNAUDITED)
REVENUES:
  Investment banking....................   $33,617,252     $ 8,401,027    $148,124,247    $ 19,770,061
  Brokerage.............................    37,414,259       2,144,121     112,841,376       4,145,912
  Asset management fees.................     4,955,520              --      12,603,383              --
  Interest and investment income........     3,143,060       1,807,704       7,790,572       3,175,973
  Unrealized gains on investments.......     1,725,417          43,130       2,372,734         487,461
  Other income..........................            --              --        (155,140)             --
                                           -----------     -----------    ------------    ------------
      Total revenues....................    80,855,508      12,395,982     283,577,172      27,579,407
                                           -----------     -----------    ------------    ------------
EXPENSES:
  Compensation and benefits.............    40,520,911       9,862,396     161,168,036      25,008,981
  Brokerage and clearance...............     6,270,612       1,698,484      19,029,068       3,262,709
  Marketing and business development....     3,625,168         577,527      11,246,802       1,634,613
  Amortization of intangible assets and
    goodwill............................     4,124,100              --      10,997,600              --
  Professional services.................     2,267,607       1,650,102       6,745,966       3,416,913
  Data processing and communications....     2,282,674       1,153,096       6,623,694       2,336,750
  Write-off of computer software and
    equipment...........................            --              --       1,339,772              --
  Discontinuance of retail brokerage
    operations..........................    11,605,401              --      11,605,401              --
  Depreciation and amortization.........     1,666,317         364,967       4,443,853         864,020
  Technology development................     1,454,590         844,957       4,044,791       1,706,840
  Occupancy.............................     1,141,157         299,606       3,010,727         603,109
  Other.................................     2,427,976       1,011,970       6,587,110       1,510,628
                                           -----------     -----------    ------------    ------------
      Total expenses....................    77,386,513      17,463,105     246,842,820      40,344,563
                                           -----------     -----------    ------------    ------------
    Net income (loss) before provision
      for income taxes and equity in net
      loss of affiliates................     3,468,995      (5,067,123)     36,734,352     (12,765,156)
Provision for income taxes..............     2,492,680              --      19,784,235              --
                                           -----------     -----------    ------------    ------------
    Net income (loss) before equity in
      net loss of affiliates............       976,315      (5,067,123)     16,950,117     (12,765,156)
Equity in net loss of affiliates........    (6,982,963)        (24,348)    (13,173,722)        (24,348)
                                           -----------     -----------    ------------    ------------
    Net income (loss)...................   $(6,006,648)    $(5,091,471)   $  3,776,395    $(12,789,504)
                                           ===========     ===========    ============    ============
Net income (loss) per share:
  Basic.................................   $     (0.08)    $     (0.08)   $       0.05    $      (0.40)
  Diluted...............................   $     (0.08)    $     (0.08)   $       0.04    $      (0.40)

Weighted average shares used in the
  computation of net income (loss) per
  share:
  Basic.................................    79,903,946      63,345,889      77,446,328      31,902,168
  Diluted...............................    79,903,946      63,345,889      98,243,967      31,902,168

  The accompanying notes are an integral part of these condensed consolidated statements.

                   WIT SOUNDVIEW GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------   ------------
                                                                      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $  3,776,395   $(12,789,504)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities-
    Deferred tax expense....................................    10,604,053             --
    Depreciation and amortization...........................    15,441,453        864,020
    Equity in net loss of affiliates........................    13,173,722             --
    Non-cash charges related to discontinuance of brokerage
     operations.............................................     2,630,255
    Write-off of computer software and equipment............     1,339,772             --
    Compensation expense on restricted stock awards.........     6,219,199        106,772
    Tax benefit from non-qualified stock option exercises...    (7,083,424)
  (Increase) decrease in operating assets-
    Receivable from clearing broker.........................   (37,784,709)    (1,679,897)
    Securities owned........................................     6,658,271       (537,155)
    Investment banking fees receivable......................      (436,946)    (3,055,273)
    Investments.............................................    (4,516,196)            --
    Prepaid expenses........................................       101,569       (933,597)
    Other assets............................................   (16,429,125)    (2,504,446)
  Increase (decrease) in operating liabilities-
    Securities sold but not yet purchased...................       353,109             --
    Accounts payable and accrued expenses...................   (40,386,916)     2,809,006
    Accrued compensation....................................    73,828,435      5,624,049
    Other liabilities.......................................    (4,078,689)      (149,326)
                                                              ------------   ------------
      Net cash provided by (used in) operating activities...    23,410,228    (12,245,351)
                                                              ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investment securities.............   (37,427,651)  (121,042,410)
  Sales of short-term investment securities.................   141,393,616             --
  Acquisition of SoundView, net of cash received............    (6,773,571)            --
  Investment in Wit Capital Japan...........................   (18,919,083)            --
  Computer software purchases...............................    (2,452,094)    (2,847,225)
  Payments for purchases of furniture, equipment and
    leasehold improvements..................................    (6,561,600)    (3,735,662)
                                                              ------------   ------------
      Net cash provided by (used in) investing activities...    69,259,617   (127,625,297)
                                                              ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments and issuances of notes receivable from
    stockholders............................................       292,196       (615,833)
  Net proceeds from initial public offering of common
    stock...................................................            --     72,782,731
  Repurchase of common stock................................      (250,000)            --
  Proceeds from issuance of common stock....................    11,190,965      2,535,673
  Net proceeds from issuance of preferred stock.............            --     56,434,742
                                                              ------------   ------------
      Net cash provided by financing activities.............    11,233,161    131,137,313
                                                              ------------   ------------
      Net increase (decrease) in cash and cash
       equivalents..........................................   103,903,006     (8,733,335)
CASH AND CASH EQUIVALENTS, beginning of period..............    12,447,885     18,110,146
                                                              ------------   ------------
CASH AND CASH EQUIVALENTS, end of period....................  $116,350,891   $  9,376,811
                                                              ============   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for-
    Taxes...................................................  $ 12,992,277   $     18,000
NON-CASH TRANSACTIONS:
  Issuance of common stock to stockholders for notes
    receivable..............................................     7,979,688      8,784,488
  Repurchase of common stock for note receivable............      (187,494)            --
  Investment in enba plc for common stock...................    30,996,834             --
  Issuance of restricted stock to employees.................    18,628,489        105,310
  Issuance of common stock for consulting services..........            --         40,613
Acquisition of SoundView Technology Group, Inc.
  Fair value of net assets acquired, net of cash received...    44,431,499             --
  Intangible assets and goodwill............................   275,857,420             --
  Issuance of common stock..................................   291,003,482             --
  Deferred tax asset........................................    16,770,000             --
  Deferred tax liabilities..................................    32,465,000             --

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

    These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results for the periods presented in conformity with accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2000 and with other interim financial statements filed with the SEC. Results of the interim periods are not necessarily indicative of results to be obtained for a full fiscal year.

    Certain amounts in the prior year's financial statements have been reclassified to conform with current period presentation.

2.  MERGER

    On January 31, 2000, the Company completed its merger with SoundView Technology Group, Inc. ("SoundView"), a Connecticut-based private broker-dealer and investment banking firm focused exclusively on technology. The total consideration was $320 million consisting of Wit SoundView Group, Inc. common stock and cash. The merger was accounted for using the purchase method of accounting. The excess of the purchase price over the estimated fair value of the net assets acquired was allocated to certain identifiable intangible assets and goodwill, a total of $275.9 million, which is being amortized on a straight line basis over periods between 3 and 20 years. Pro forma results for the nine months ended September 30, 2000 are not presented as the merger closed on January 31, 2000, and the pro forma results for the year ended December 31, 2000 will not be materially different from the Company's actual results. Subsequent to the closing of the merger, SoundView Technology Group, Inc. changed its name to Wit SoundView Corporation.

                   WIT SOUNDVIEW GROUP, INC. AND SUBSIDIARIES

3.  NET INCOME (LOSS) PER SHARE

    The following table sets forth the calculation of shares used in the computation of basic and diluted net income (loss) per share:

                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                     SEPTEMBER 30,             SEPTEMBER 30,
                                                -----------------------   -----------------------
                                                   2000         1999         2000         1999
                                                ----------   ----------   ----------   ----------
Shares used in computations:
  Weighted average common shares used in
    computation of basic net income (loss) per
    share.....................................  79,903,946   63,345,889   77,446,328   31,902,168
  Dilutive effect of common stock
    equivalents...............................          --           --   20,797,639           --
                                                ----------   ----------   ----------   ----------
  Weighted average common shares used in
    computation of diluted net income (loss)
    per share.................................  79,903,946   63,345,889   98,243,967   31,902,168
                                                ==========   ==========   ==========   ==========

    Because the Company reported a net loss in the three month periods ended September 30, 2000 and 1999 and for the nine months ended September 30, 1999, the calculation of diluted earnings per share in those periods does not include convertible preferred stock, options, warrants and common stock collateralizing the notes receivable from stockholders, as they are anti-dilutive and would result in a reduction of net loss per share. If the Company had reported net income, there would have been an additional 17,914,261 and 21,911,174 shares for the three months ended September 30, 2000 and 1999, respectively and an additional 14,739,989 shares for the nine months ended September 30, 1999 included in the calculation of diluted earnings per share.

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

    As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") the Company has accounted for options granted to employees using the intrinsic value method prescribed by Accounting Practice Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has granted options with exercise prices that are equal to or greater than the fair market value of such common stock at the date of grant, and accordingly, the Company has recorded no related compensation expense. For restricted stock issued with future service requirements, compensation expense is recognized over the relevant vesting period.

                   WIT SOUNDVIEW GROUP, INC. AND SUBSIDIARIES

    As of September 30, 2000, the Company has 20,734,717 outstanding options with a range of exercise prices between $0.35 and $34.88 per share and a weighted average exercise price of $5.69.

5.  WARRANTS

    The Company has 5,796,405 outstanding warrants as of September 30, 2000 with a range of exercise prices between $1.43 and $5.57 and a weighted average exercise price of $5.46. These warrants are exercisable for 159,110 shares of common stock and 5,637,295 shares of Class B common stock.

6.  INVESTMENTS IN AFFILIATE

    In September 2000, the Company made an additional $8.4 million investment in Wit Capital Japan, Inc. ("Wit Capital Japan"). Wit Capital Japan, Inc had another round of financing in the third quarter, as a result the Company's equity interest in Wit Capital Japan decreased from 39.8% to 39.5%. The Company accounts for its investment in Wit Capital Japan under the equity method of accounting.

    The Company's equity investment in Wit Capital Europe was written off during August 2000 as a result of the Company's pro rata share of Wit Capital Europe's net losses since inception exceeding the carrying value of the Company's investment. The Company has continued to accrue its pro rata share of Wit Capital Europe's net losses incurred subsequent to August 2000, as the Company believes that it is probable that it will make future investments in Wit Capital Europe.

7.  COMMITMENTS AND CONTINGENCIES

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

                   WIT SOUNDVIEW GROUP, INC. AND SUBSIDIARIES

    The components of the Company's income tax expense for the periods ended September 30, 2000 and September 30, 1999 are as follows:

                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                  SEPTEMBER 30,               SEPTEMBER 30,
                            -------------------------   -------------------------
                               2000          1999          2000          1999
                            -----------   -----------   -----------   -----------
Current:
  Federal.................  $  (260,711)  $        --   $  (166,884)  $        --
  State and local.........    6,077,130            --     9,347,066            --
                            -----------   -----------   -----------   -----------
                              5,816,419            --     9,180,182            --
                            -----------   -----------   -----------   -----------
Deferred:
  Federal.................   (4,401,638)           --     6,690,516            --
  State and local.........    1,077,899            --     3,913,537            --
                            -----------   -----------   -----------   -----------
                             (3,323,739)           --    10,604,053            --
                            -----------   -----------   -----------   -----------
                            $ 2,492,680   $        --   $19,784,235   $        --
                            ===========   ===========   ===========   ===========

    The Company's effective tax rate differs from the Federal statutory rate due to the amortization of intangible assets and goodwill and state and local income taxes.

    The Company has recorded deferred tax assets of $21,255,462 primarily related to net operating loss carryforwards, deferred compensation and tax benefits related to the exercise of non qualified stock options by the Company's employees, offset by deferred tax liabilities resulting from unrealized appreciation on investments. The Company has also recorded deferred tax liabilities as a result of the difference between the accounting and tax basis of intangible assets acquired in the merger with SoundView, other than goodwill.

9.  NET CAPITAL REQUIREMENTS

    WSV and WCC are subject to the SEC's Uniform Net Capital Rule 15c3-1. WSV's net capital, as defined, is required to be the greater of $250,000 or an amount determinable based on the market prices and number of securities in which WSV acts as a market maker. As of September 30, 2000, WSV's net capital was $61,693,809, which was $61,078,809 in excess of the minimum net capital requirement. WCC's net capital, as defined, is required to be the greater of $100,000 or the minimum net capital required based on aggregate indebtedness. As of September 30, 2000 and December 31, 1999, WCC's ratio of aggregate indebtedness to net capital was .41 to 1 and .51 to 1 and its net capital was $2,533,779 and $23,914,930, which was $2,433,779 and $23,095,740 in excess of the minimum net capital requirements, respectively.

10. DISCONTINUANCE OF RETAIL BROKERAGE OPERATIONS

    On September 29, 2000, in connection with the Company's pending merger with E*OFFERING Corp. ("E*OFFERING"), the Company transferred its online retail brokerage accounts to E*TRADE Group Inc. ("E*TRADE"). The Company recorded a corresponding expense of $11.6 million related to this discontinuance of its online retail brokerage operations. This charge includes a payment to the Company's clearing agent to terminate its contract, an accrual for severance payments to be made to certain employees whose services will no longer be required, and a write-off of all brokerage related assets that the Company will not employ in its business in the future.

                   WIT SOUNDVIEW GROUP, INC. AND SUBSIDIARIES

11. SUBSEQUENT EVENTS

    On October 16, 2000, the Company completed its merger with E*OFFERING. The Company issued approximately 27,700,000 shares of its common stock and options and warrants to purchase shares of its common stock with an approximate value of $302 million as consideration for the merger. The merger will be accounted for using the purchase method of accounting. The Company also entered into an amended and restated Strategic Alliance Agreement with E*TRADE which provides that the Company will be the exclusive source of retail equity or equity related securities in initial public offerings, follow-on offerings and in certain private placements to the 3.3 million retail customers of E*TRADE. In connection with the distribution of equity securities to retail customers of E*TRADE, E*TRADE will receive a portion of the dealer selling concession received by the Company. E*TRADE's percentage of such revenue will depend on the number of shares allocated to E*TRADE's customers and whether Wit SoundView acts as lead managing underwriter or in another capacity. As consideration for this agreement, the Company issued 4,025,948 shares of its common stock to E*TRADE and issued a warrant to purchase an additional 2 million shares.

    Also in October 2000, in connection with the transactions described above, the Company completed the sale of a total of 4 million shares of its common stock to E*TRADE and certain affiliates of General Atlantic Partners for an aggregate purchase price of $41 million.

    Additionally, as part of the Company's merger with E*OFFERING, the 1998 Stock Option Plan, the 2000 Stock Option/Issuance Plan and the Restricted Stock Plan of E*OFFERING will be assumed by the Company although no additional options to purchase common stock or issuance of common stock will be granted under these plans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Wit SoundView Group, Inc. (the "Company" or "Wit SoundView", formerly Wit Capital Group, Inc.) was incorporated on March 27, 1996 and commenced operations in September 1997. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Wit SoundView Corporation ("WSV", formerly SoundView Technology Group, Inc.), Wit Capital Corporation ("WCC"), SoundView Asset
Management, Inc., SoundView Capital Management, Inc. and Wit SoundView Ventures Corp. (formerly Wit VC LLC). Through its broker-dealer subsidiaries, Wit SoundView, an investment banking group, focuses exclusively on the technology and Internet sectors. Wit SoundView offers a strong complement of investment banking services, including public offerings, M&A advisory and private equity placements. With one of the largest research teams in the sector, Wit SoundView produces comprehensive sell-side research on over 285 Internet and technology companies, developed for our online and institutional audiences. It offers a variety of sales and trading services to its institutional client base and operates a market making operation. Wit SoundView's venture capital operation, Wit SoundView Ventures, has established and currently manages a number of venture capital funds that provide investors with the opportunity to participate in technology and internet related investments.

    The results presented below for the nine month period ended September 30, 2000 reflect the results of the combined company after completion of the Company's merger with SoundView Technology Group, Inc. ("SoundView") on January 31, 2000. In March 2000, SoundView changed its name to Wit SoundView Corporation.

    The results presented in the discussion of the three and nine months ended September 30, 1999 reflect the results of Wit Capital Group, Inc. and its broker-dealer subsidiary, Wit Capital Corporation. During the first nine months of 1999, Wit Capital Corporation was in an early stage of its operations and generated only minimal revenues from its investment banking and brokerage activities. Accordingly, the Company does not believe that the period to period comparisons of its operating results below are necessarily meaningful and should not be relied upon as indicators of future performance.

MERGERS

    On January 31, 2000, the Company completed its merger with SoundView Technology Group, Inc., a Connecticut-based private broker-dealer and investment banking firm focused exclusively on technology. The total consideration was $320 million consisting of Wit SoundView Group, Inc. common stock and cash. The merger was accounted for using the purchase method of accounting. The excess of the purchase price over the estimated fair value of the net assets acquired was allocated to certain identifiable intangible assets and goodwill, a total of $275.9 million, which is being amortized on a straight line basis over periods between 3 and 20 years.

    On October 16, 2000, the Company completed its merger with E*OFFERING Corp. ("E*OFFERING"). The Company issued approximately 27,700,000 shares of its common stock and options and warrants to purchase shares of E*OFFERING's common stock with an approximate value of $302 million as consideration for the merger. The merger will be accounted for using the purchase method of accounting. Additionally, effective September 29, 2000, the Company transferred its online retail brokerage accounts to E*TRADE Group Inc. ("E*TRADE"). Accordingly, future results of operations of the Company will not include the revenues and expenses associated with our online retail brokerage operations. The Company also entered into an amended and restated Strategic Alliance Agreement with E*TRADE which provides that Wit SoundView will be the exclusive source of retail equity or equity related securities in initial public offerings, follow-on offerings and in certain private placements to the 3.3 million retail customers of E*TRADE. In connection with the distribution of equity securities to retail customers of E*TRADE, E*TRADE will receive a portion of the dealer selling concession received by Wit SoundView. E*TRADE's percentage of such revenue will depend on the number of shares allocated to E*TRADE's customers and whether Wit SoundView acts as lead managing underwriter or in another capacity. As consideration for this agreement, the Company issued 4,025,948 shares of its common stock to E*TRADE and issued a warrant to purchase an additional
2 million shares. Additionally, under the provisions of the amended and restated Strategic Alliance Agreement, at Wit SoundView's request, E*TRADE will use its commercially reasonable efforts to direct all secondary market orders with respect to each security for which Wit SoundView acts as market maker to Wit SoundView. Wit SoundView has agreed to pay E*TRADE a competitive market rate for the order flow it directs to Wit SoundView.

    Also in October 2000, in connection with the transactions described above, the Company completed the sale of a total of 4 million shares of its common stock to E*TRADE and certain affiliates of General Atlantic Partners for an aggregate purchase price of $41 million.

CURRENT MARKET ENVIRONMENT

    Commencing in mid April 2000, the market for public equity offerings slowed from the levels and strength experienced in the fourth quarter of 1999 and the first quarter of 2000. For the majority of the second and third quarters of 2000, Wit SoundView was operating under market conditions that were unfavorable to potential issuers. The volatility of the equity markets, and in particular the market for technology companies, has the potential to influence the strength of the Company's business operations. On a sequential basis, the Company participated as co-manager in a total of 31 deals in the first quarter of 2000 and 16 and 19 in the second and third quarters of 2000, respectively. Sequentially, from the first to the third quarters of 2000, the Company has experienced a decline in investment banking revenues as a result of unfavorable market conditions for technology companies. During the second and third quarters of 2000, when the market for new public issues had slowed, the Company experienced contributions from both its mergers and acquisitions and private equity operations which helped to offset the decline in revenues recognized from public equity issuances.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AS
  COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999.

REVENUES

    The Company's revenues for the three months ended September 30, 2000 were $80.9 million compared to $12.4 million for the three months ended
September 30, 1999. The Company's revenues for the nine months ended
September 30, 2000, which include revenues of SoundView after January 31, 2000, were $283.6 million compared to $27.6 million for the nine months ended September 30, 1999.

    Investment banking revenue for the three months ended September 30, 2000 increased to $33.6 million from $8.4 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000, revenue from investment banking increased to $148.1 million from $19.8 million for the nine months ended September 30, 1999. Investment banking revenue is primarily derived from the public offering of equity securities, and also from Internet-strategic advisory, venture capital and private equity placements, and M&A advisory services. The Company participated in a total of 127 securities offerings during the first nine months of 2000, 66 as co-manager and 61 as syndicate member compared to the first nine months of 1999 during which the Company participated in 94 securities offerings, 45 as co-manager and 49 as syndicate member. Of the 127 securities offerings the Company participated in during 2000, 61 were offered in the first quarter, 27 were offered in the second quarter and 39 were offered in the third quarter compared to 19, 42 and 33 in the first, second and third quarters of 1999, respectively. The growth in investment banking revenue in the third quarter of 2000 as compared to the third quarter of 1999 is attributable to the Company's acquisition of SoundView as well as increased economics in public offerings in which the Company participated in and an increased contribution from our mergers and acquisitions and private equity services. As previously mentioned, the Company has experienced a sequential decrease in its revenue derived from investment banking operations from the first to the third quarters of 2000 as a result of unfavorable market conditions for technology companies.

    Brokerage revenue for the three months ended September 30, 2000 increased to $37.4 million from $2.1 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000, revenue from brokerage increased to $112.8 million from $4.1 million for the nine months ended September 30, 1999. Revenues derived from brokerage operations are related to the Company's institutional equity and online, or individual trading operations. For the three and nine months ended September 30, 2000, the Company's institutional and online operations contributed $35.6 million and $1.8 million, and $104.4 million and $8.4 million respectively, to total brokerage revenue. Comparing the quarter ended September 30, 2000, with the quarter ended September 30, 1999, brokerage revenues have increased as a result of the contribution of our institutional brokerage operations which are now part of the Company's operations as a result of the merger with SoundView. For the quarter ended September 30, 2000, average daily institutional trading commissions rose 74% compared to average daily commissions earned by SoundView in the third quarter of 1999, prior to the merger. This revenue has increased as a result of increased trading volumes, an increase in the number of companies under research coverage and an increase in the number of stocks for which the Company makes a market. The number of stocks the Company makes markets in increased to 249 as of September 30, 2000 compared to 165 stocks which SoundView made markets in as of September 30, 1999, prior to the merger. The increase in revenue derived from the Company's online business for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 resulted primarily from an increase in the number of active customer accounts and an increase in the number of trades executed for online customers. On a sequential basis, revenue related to retail brokerage has consistently decreased from the first quarter through the third quarter of 2000 and has decreased for the three months ended September 30, 2000 compared to the three months ended September 30, 1999 as a result of lower market volumes and the announcement of the Company's strategic alliance with E*TRADE, including the transfer of its online accounts to E*TRADE. The average daily number of trades executed for the three and nine month periods ended September 30, 2000 was 1,368 and 2,137 compared to 1,833 and 1,217 for the three and nine month periods ended September 30, 1999.

    On September 29, 2000, as part of the strategic alliance with E*TRADE, the Company transferred approximately 100,000 online retail brokerage accounts to E*TRADE. As a result of this transfer, Wit SoundView's online customers will no longer execute secondary market transactions through the Company and we will not derive further brokerage revenue from these operations. For the three and nine months ended September 30, 2000 this revenue totaled $1.8 million and $8.4 million, respectively. Additionally, the Company expects to reduce its direct and indirect expenses related to its online retail brokerage operations.

    As mentioned above, the amended and restated Strategic Alliance Agreement provides, at Wit SoundView's request, that E*TRADE will use its commercially reasonable efforts to direct all secondary market orders in each security for which Wit SoundView acts as market maker to Wit SoundView. During the fourth quarter of 2000 and the first quarter of 2001, the Company anticipates enhancing its existing market making operation to accommodate for this increase in order flow. The Company has agreed to pay E*TRADE a competitive market rate for this order flow.

    Asset management fees for the three months ended September 30, 2000 increased to $5 million from $0 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, revenue from asset management fees increased to $12.6 million from $0 for the nine months ended September 30, 1999. This revenue is derived from management and syndication fees received from the Company's series of Dawntreader II venture capital funds, which closed during the first quarter of 2000, and from incentive royalties from hedge funds that were formerly managed by SoundView. During the three and nine months ended
September 30, 1999, the Company had not yet commenced its venture capital fund operations and had no hedge fund incentive royalty fees until the Company closed its merger with SoundView, and accordingly, derived no revenue from this business.

    Interest and investment income for the three months ended September 30, 2000 increased to $3.1 million from $1.8 million for the three months ended
September 30, 1999. The Company earns interest income from the investment of cash balances raised through financing activities and from its results of operations until the funds are used in its business. For the nine months ended September 30, 2000, revenue from interest income increased to $7.8 million from $3.2 million for the nine months ended September 30, 1999. During the first nine months of 2000, the Company's average monthly cash balance was $170 million as compared to a monthly average of $82.5 million for the first nine months of 1999. It is the Company's current policy to pay bonuses and other compensation related payments to its employees on a semi-annual basis. Accordingly, the Company expects its cash balance and the related interest income to decrease once such payments are made subsequent to December 31, 2000.

    Unrealized gains on investments for the three months ended September 30, 2000 increased to $1.7 million from $43,000 for the three months ended September 30, 1999. Unrealized gains on investments for the nine months ended September 30, 2000 increased to $2.4 million from $487,000 for the nine months ended September 30, 1999. Unrealized gains on investments primarily consist of the net realized and unrealized gains and losses on the mark to market and sale of equity securities that the Company receives as consideration for financial advisory services and from investment gains and losses from the Company's investments in equity securities and investment partnerships focused on the technology sector.

    Other income remained $0 for the three months ended September 30, 2000 and decreased by ($155,000) from $0 for the nine months ended September 30, 2000. This decrease is due to an adjustment to estimated advertising revenue related to the sale of banner advertisements on the Company's website that had been recorded in 1999.

EXPENSES

    Compensation and benefits expense for the three months ended September 30, 2000 increased to $40.5 million from $9.9 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000, compensation and benefits expense increased to $161.2 million from $25 million for the nine months ended September 30, 1999. Compensation and benefits expense consists of salaries, bonuses and other benefits paid or provided to the Company's employees. The increase in compensation expense primarily relates to higher incentive compensation accrued on higher revenues and an increase in the number of employees from 216 as of September 30, 1999 to 469 as of September 30, 2000. Compensation and benefits expense as a percentage of total revenues was 57% for the nine months ended September 30, 2000, which represents an improvement from 100% for the nine months ended September 30, 1999. For the nine months ended September 30, 1999, compensation expense included $2.6 million related to those portions of contractual upfront payments to several professionals for which no future service by the employees was required. In connection with the transfer of our online retail brokerage accounts to E*TRADE, the Company expects a reduction of staff employed in its retail brokerage operations by approximately 75 people, but also expects to gain approximately 75 new employees as a result of its merger with E*OFFERING. As the Company continues to hire more investment banking and research professionals as well as increase the capacity of its market making operation to receive additional order flow from E*TRADE, it expects compensation expense to grow.

    Additionally, as part of its merger with E*OFFERING, immediately prior to the closing of the merger, E*OFFERING issued 500,000 shares of restricted stock to designated E*OFFERING employees which have been converted into Wit SoundView shares using the applicable exchange ratio, the value of which will be recorded as compensation expense over the three year vesting period, as well as agreed to a cash retention bonus pool of up to $5,000,000 to be paid to designated former E*OFFERING employees, who are now employed by Wit SoundView, no later than March 31, 2001. In future periods, compensation expense will also include the amortization of deferred compensation related to the portion of the intrinsic value of Wit SoundView unvested options replacing E*OFFERING options at the closing of the merger for which future service by the employee is required.

    Brokerage and clearance expense for the three months ended September 30, 2000 increased to $6.3 million from $1.7 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000, brokerage and clearance expense increased to $19.0 million from $3.3 million for the nine months ended September 30, 1999. This expense primarily consists of fees paid to independent floor brokers on the New York Stock Exchange for the execution of institutional customer agency business, as well as, amounts paid to the Company's clearing brokers for processing and clearing customers' trades. The increase in brokerage and clearance expense reflects the increased transactional volume and growth of the Company's institutional brokerage operations. As a result of the transfer of the Company's online retail brokerage accounts to E*TRADE, the Company will no longer incur expenses related to processing and clearing online retail customer's trades. These charges totaled $860,000 and $4.3 million for the three and nine months ended September 30, 2000, respectively. Additionally, in connection with the distribution of equity securities to retail customers of E*TRADE, E*TRADE will receive a portion of the dealer selling concession received by Wit SoundView. E*TRADE's percentage of such revenue will depend on the number of shares allocated to E*TRADE's customers and whether Wit SoundView acts as lead managing underwriter or in another capacity. Under the amended and restated Strategic Alliance Agreement, the Company has also agreed to pay E*TRADE a competitive market rate for the order flow it directs to us. Accordingly, the Company expects an increase in its brokerage related expenses as a result of these provisions in the Strategic Alliance with E*TRADE.

    Marketing and business development expense for the three months ended September 30, 2000 increased to $3.6 million from $578,000 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, marketing and business development expense increased to $11.2 million from $1.6 million for the nine months ended September 30, 1999. Marketing and business development expense consists primarily of travel, entertainment, costs associated with the Company's conferences and a focused print advertising campaign that the Company commenced in 2000. Marketing expense in 1999 primarily consisted of travel, entertainment and other costs associated with developing the Company's investment banking business. The Company expects these expenses to continue to increase as it continues to expand its business.

    Amortization of intangible assets and goodwill for the three months ended September 30, 2000 increased to $4.1 million from $0 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, amortization of intangible assets and goodwill increased to $11.0 million from $0 million for the nine months ended September 30, 1999. This expense results from the amortization of intangible assets and goodwill related to the Company's merger with SoundView on January 31, 2000. The Company expects these expenses to increase as a result of its merger with E*OFFERING.

    Professional services expense for the three months ended September 30, 2000 increased to $2.3 million from $1.7 million for the three months ended
September 30, 1999. For the nine months ended September 30, 2000, professional services expense increased to $6.7 million from $3.4 million for the nine months ended September 30, 1999. Professional services expense includes legal, consulting, accounting, and recruiting fees which have increased as the Company continues to make strategic investments, expand its business internationally, make improvements to its infrastructure, hire additional personnel, and increase its investment banking operations.

    Data processing and communications expense for the three months ended September 30, 2000 increased to $2.3 million from $1.2 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000, data processing and communications expense increased to $6.6 million from $2.3 million for the nine months ended September 30, 1999. Data processing and communications expense includes costs related to market data services, transaction processing and telephone and other communication charges. These expenses have increased as a result of an increased volume of transactions processed. The Company expects these costs will continue to grow as transaction volume increases.

    For the nine months ended September 30, 2000, the Company recorded an expense of approximately $11.6 million related to the transfer of its online retail brokerage accounts to E*TRADE and the corresponding discontinuance of its retail brokerage operations. This charge includes a payment to Wit Capital Corporation's clearing agent to terminate its contract, an accrual for severance payments to be made to certain employees whose services will no longer be required, and an expense for all brokerage related assets that the Company will not employ in our business in the future.

    For the nine months ended September 30, 2000, the Company wrote-off approximately $1.3 million in computer software and hardware originally developed or purchased to operate an after-hours trading system. In light of information that became available during the first quarter regarding redeployment of those assets, the Company wrote-off approximately $1.3 million of previously capitalized costs representing management's estimate of the impairment in the value of the assets.

    Depreciation and amortization for the three months ended September 30, 2000 increased to $1.7 million from $365,000 for the three months ended
September 30, 1999. For the nine months ended September 30, 2000, depreciation and amortization increased to $4.4 million from $864,000 for the nine months ended September 30, 1999. Depreciation and amortization consists primarily of depreciation and amortization of property, equipment and leasehold improvements and amortization of computer software. The increases in depreciation and amortization reflect the increased investments the Company has made in its technology, equipment and facilities. The Company expects these expenses to continue to grow as it continues to invest in technology and infrastructure.

    Technology development expense for the three months ended September 30, 2000 increased to $1.5 million from $845,000 for the three months ended
September 30, 1999. Technology development expense for the nine months ended September 30, 2000 increased to $4.0 million from $1.7 million for the nine months ended September 30, 1999. This increase resulted from continued enhancements to the Company's technology infrastructure, primarily related to the development of Vostock, the Company's online auction system for secondary and follow-on offerings and its online brokerage operations. The Company expects technology development expense to increase as operations continue to grow and as the Company continues to invest in its infrastructure and new business initiatives.

    Occupancy expense for the three months ended September 30, 2000 increased to $1.1 million from $300,000 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, occupancy expense increased to $3.0 million from $603,000 for the nine months ended September 30, 1999. Wit SoundView now leases several floors in its New York location and operates an office in Stamford, Connecticut and an office in San Francisco. As the Company continues to grow and expand its business, it expects occupancy expense to increase.

    Other expenses for the three months ended September 30, 2000 increased to $2.4 million from $1 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000, other expenses increased to $6.6 million from $1.5 million for the nine months ended September 30, 1999. Other expenses include office supplies, registrations and other general and administrative expenses which have all increased as the Company continues to expand its business and operations.

    Equity in net loss of affiliates for the three months ended September 30, 2000 increased to $7.0 million from $24,000 for the three months ended
September 30, 1999. For the nine months ended September 30, 2000, equity in net loss of affiliates increased to $13.2 million from $24,000 for the nine months ended September 30, 1999. Equity in net loss of affiliates represents the Company's proportional share of the losses incurred by Wit Capital Japan and Wit Capital Europe based on our ownership interest in each joint venture. The Company expects these losses to increase as Wit Capital Japan and Wit Capital Europe commence or prepare to commence operations in 2000. The Company's equity investment in Wit Capital Europe was written-off during August 2000 as a result of the Company's pro rata share of Wit Capital Europe's net losses since inception exceeding the carrying value of the Company's investment. The Company has continued to accrue its pro rata share of Wit Capital Europe's net losses incurred subsequent to August 2000, as the Company believes that it is probable that it will make future investments in Wit Capital Europe.

LIQUIDITY AND CAPITAL RESOURCES

    Prior to the Company's initial public offering of common stock in June 1999, the Company satisfied its cash requirements primarily through private placements of common stock and convertible preferred stock. In June 1999, Wit Capital Group, Inc. completed an initial public offering in which it issued 8,740,000 shares of its common stock at $9.00 per share. The Company received approximately $72.8 million in cash proceeds, net of underwriting discounts and offering costs. In October 2000, in connection with the merger with E*OFFERING and our strategic alliance with E*TRADE described above, the Company completed the sale of a total of 4 million shares of its common stock to E*TRADE and certain affiliates of General Atlantic Partners for an aggregate purchase price of $41 million. The Company believes that its existing cash balances will be sufficient to meet anticipated cash requirements for at least the next twelve months. We may, nonetheless, seek additional financing to support our activities during the next twelve months or thereafter. There can be no assurance, however, that additional capital will be available on reasonable terms, if at all, when needed or desired.

    Net cash provided by operating activities was $23.4 million for the nine months ended September 30, 2000, compared to net cash used in operating activities of $12.2 million during the same period in the preceding year. Net cash provided by operating activities for the nine months ended September 30, 2000 was primarily from net income of $3.8 million, an increase in net operating assets of $52.4 million offset by a net increase in operating liabilities of $29.7 million. Cash used in operating activities for the nine months ended September 30, 1999 was primarily from a net loss of $12.8 million, a net increase in operating assets of $8.7 million, offset by an increase in operating liabilities of $8.3 million.

    Cash provided by investing activities was $69.3 million for the nine months ended September 30, 2000, compared to cash used of $127.6 million for the nine months ended September 30, 1999. Cash provided by investing activities for the nine months ended September 30, 2000 was primarily for net purchases and sales of short-term investments of $104.0 million, the net cash payment for the acquisition of SoundView of $6.8 million ($22.5 million of cash paid, representing the cash portion of merger consideration, net of cash received of $15.7 million), an additional investment in Wit Capital Japan of $18.9 million, fixed asset purchases of $6.6 million and purchases of computer software of $2.5 million. Cash used in investing activities for the nine months ended September 30, 1999 was primarily for the purchase of short-term investment securities of $121 million, purchases of fixed assets of $3.7 million and from purchases of computer software of $2.8 million.

    Cash provided by financing activities was $11.2 million for the nine months ended September 30, 2000, compared to $131.1 million for the nine months ended September 30, 1999. Cash provided by financing activities for the nine months ended September 30, 2000 resulted primarily from $11.2 million in proceeds received from the issuance of common stock for exercise of options and warrants. Cash provided by financing activities for the nine months ending September 30, 1999 resulted primarily from net proceeds of $72.8 million received from the initial public offering of our common stock and, to a lesser extent, $24.9 million in net proceeds received from the issuance of Series E Preferred Stock, now Class B Common Stock, and the grant of warrants to the Goldman Sachs Group, Inc. and from $31.5 million received from issuance of our Series D Preferred Stock, now Common Stock, to accredited investors.

    The Company continues to use the net proceeds from its IPO for working capital purposes. In January 2000, Wit Capital paid approximately $22.5 million to shareholders of SoundView in connection with its merger with SoundView and in March 2000, the Company invested $10 million in Internet HealthCare Group, a business-to-business e-commerce company focused on e-healthcare and e-insurance. In August 2000, the Company invested an additional $8.4 million in Wit Capital Japan. The Company expects to continue to use the proceeds for working capital purposes and for strategic acquisitions or investments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    There has been no material change from the Item 305 information included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

    Certain claims and legal proceedings are described in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and in the Registrant's Report on Form 10-Q for the period ended June 30, 2000.

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

ITEM 3. DEFAULT UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held a special meeting of Stockholders on September 26, 2000. At that meeting, our stockholders voted to adjourn the meeting prior to taking any other actions. At this meeting, we announced that the adjourned meeting would be reconvened on October 16, 2000.

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

    - the inability to ensure sufficient revenue to cover its costs and create profits; and

    - increasing competitive pressures.

    Additional information regarding these and other important factors that could cause actual results to differ from those in the Company's forward-looking statements is contained under the section entitled "Risk Factors" in the Company's Registration Statements on Form S-4 (No. 333-92887 and No. 333-42062) as filed with the SEC in connection with the company's mergers with SoundView Technology Group, Inc. and E*OFFERING Corp., respectively. The Company hereby incorporates by reference those risk factors into this Form 10-Q.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

 2.2                         Amendment Agreement by and among Wit SoundView Group, Inc.,
                             Wit SoundView Corporation and E*OFFERING Corp., dated as of
                             September 26, 2000 (Incorporated by reference to
                             exhibit 2.2 to Post Effective Amendment Number 1 to the
                             Registration Statement on Form S-4 (File No. 333-42062) of
                             Wit SoundView Group, Inc.)

10.14(b)++                   Amended and Restated Strategic Alliance Agreement dated as of September 26, 2000. By and between E*TRADE Group Inc.,
                             and Wit SoundView Group, Inc. (Incorporated by reference to exhibit 10.14 (b) to Post Effective Amendment Number 1 to
                             the Registration Statement on Form S-4 (File No. 333-42062)
                             of Wit SoundView Group, Inc.)

27.1                         Financial Data Schedule

------------------------

++ Confidential treatment has been requested for certain portions of this document.

        (b) Reports on Form 8-K:

    On September 26, 2000, Wit SoundView Group, Inc. filed a report on Form 8-K announcing that it reached an agreement with E*TRADE Group, Inc. to expand their strategic alliance. The expanded strategic alliance includes increased duration of exclusivity, increased volume of trading flow to Wit SoundView and enhanced international opportunities.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       WIT SOUNDVIEW GROUP, INC.
Dated: November 14, 2000

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