Form 10-K
period 2000-12-31
WIT SOUNDVIEW GROUP INC
filed 2001-04-02
CIK 1071620

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-26225
                            ------------------------

                           WIT SOUNDVIEW GROUP, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                      DELAWARE                                             13-3900397
  (State of Other Jurisdiction of Incorporation or             (IRS Employer Identification No.)
                   Organization)

          826 BROADWAY, NEW YORK, NEW YORK                                   10003
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

          Securities Registered Pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE
                                (TITLE OF CLASS)
                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes / /

    The market value of the Common Stock held by non-affiliates of the registrant was $184,175,074 based on the last reported sale price of the Registrant's Common Stock on the NASDAQ National Market as of the close of business on February 28, 2001. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its common equity are affiliates of the registrant.

    As of February 28, 2001, there were 108,925,505 shares of the Registrant's Common Stock outstanding and 11,666,666 shares of the Registrant's Class B Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE.

    Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended December 31, 2000 are incorporated by reference into Part III of this Form 10-K.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                           WIT SOUNDVIEW GROUP, INC.
                           ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS

                                                                          PAGE
                                                                        --------
                                     PART I
Item 1.   Business....................................................      1
Item 2.   Properties..................................................      8
Item 3.   Legal Proceedings...........................................      9
Item 4.   Submission of Matters to a Vote of Security Holders.........     10

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................     11
Item 6.   Selected Financial Data.....................................     13
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     15
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................     22
Item 8.   Financial Statements and Supplementary Data.................     24
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................     24

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..........     24
Item 11.  Executive Compensation......................................     24
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................     24
Item 13.  Certain Relationships and Related Transactions..............     24

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................     25

    Certain statements in this Form 10-K that are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements preceded by, followed by, or that include the words "expect," "expected," "will," "may," "intend," "anticipate," "believe," and "should", involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or those of the industry in which we operate, to be materially different from any expected future results, performance or achievements expressed or implied in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those economic factors that affect the market for capital raising, including initial public offerings and those factors discussed in the Registration Statement of our initial public offering of common stock, the Proxy and Registration Statements relating to our mergers with SoundView and E*OFFERING and periodic reports filed from time to time with the Securities and Exchange Commission.

    Unless otherwise indicated, the terms "Wit SoundView", "We" and the "Company" refer to the combined company of Wit SoundView Group, Inc. and subsidiaries.

                                     PART I

ITEM 1. BUSINESS

    We are a technology-focused investment banking firm that provides services to an institutional and issuer client base. Wit SoundView was established to address the opportunities and challenges posed by our rapidly changing economy and employs technology industry specialists who focus our efforts and expertise on this sector. We also seek to develop new investment banking products and services that use technology and the Internet to better serve our issuer and institutional client needs.

    We offer services to a wide array of technology clients from start-ups to industry leaders. We seek to be involved in every aspect of the capital raising process, whether through venture capital investing or public or private equity financing. We advise our clients in a variety of areas ranging from business strategy to mergers and acquisitions. We are committed to serving our global institutional investor client base through our industry-focused research, sales and trading functions.

    In parallel with our investment banking activities we bring investment opportunities to the individual investor, which we believe has become an integral component of the capital raising and investment process. Through a strategic alliance with E*TRADE Group Inc. ("E*TRADE"), we will offer individual investors access to public offerings and other investment banking products. We believe that the combination of our strong institutional base with E*TRADE's online retail base will provide a powerful distribution channel to connect our issuer clients with investors.

MERGERS

    On January 31, 2000, we completed our merger with SoundView Technology Group, Inc. ("SoundView"), now known as Wit SoundView Corporation. The merger with SoundView positioned us to be one of the largest investment banking and research groups focused exclusively on the technology sector. It also enabled us to significantly expand our research coverage and the availability of our research product.

    On October 16, 2000, we completed our merger with E*OFFERING Corp. ("E*OFFERING") and commenced our strategic alliance with E*TRADE. As part of the strategic alliance agreement, Wit SoundView became the exclusive source of retail equity or equity related securities in initial public offerings, follow-on offerings and certain private placements to the 3.6 million customers of E*TRADE. In connection with the merger and the strategic alliance agreement, all of our online retail customer accounts were transferred to E*TRADE and we will use E*TRADE's online brokerage platform to distribute products to E*TRADE's retail investors. Additionally, as part of our alliance, E*TRADE has agreed to use commercially reasonable efforts to direct all secondary market orders in stocks in which

Wit SoundView is a registered market maker in exchange for a competitive trading flow rebate. Wit SoundView's right to receive secondary market orders is subject to E*TRADE's fiduciary obligations to its customers and compliance with applicable regulations.

RESEARCH

    At the cornerstone of all of our service offerings, research is first and foremost in defining the culture of our organization. We believe that our focus on the technology sector is crucial to success in meeting the needs of our corporate clients for investment and strategic advice and makes our research valuable to our institutional clients. Our research universe historically has been segmented in a manner which provides in-depth analysis of the secular and cyclical trends within each individual sector. Our research professionals maintain close relationships with key industry participants in each of those sectors. These key participants include public and private technology companies, venture capital and institutional investors, technical experts and professional service providers. Through these relationships, we expect to gain opportunities to participate actively in the capital raising and other corporate activity of these technology companies. We have a continuing strategic partnership with the Gartner Group that provides access to over 750 Gartner Group research analysts worldwide as well as unique insight into end-user demand through the numerous surveys which are conducted at conferences organized by the Gartner Group. In addition, we have a strategic relationship with the Giga Group that provides access to their analysts, their customers for survey purposes, and participation in their research meetings on an exclusive basis.

    As of December 31, 2000, we provided research coverage for over 260 companies. Our research universe is comprised of the following technology and Internet industry groups and segments:

SOFTWARE                 COMPONENTS      COMMUNICATIONS          SYSTEMS            INTERNET
- --------               --------------   ----------------   -------------------  ----------------
Internet               Semiconductors   telecom/datacom/   design automation    e-commerce/other
Infrastructure/        semiconductor    software           enterprise systems   marketplaces
e-commerce             capital          photonics          PC/peripherals       online
software/service/      equipment        wireless           channels/contract    healthcare
security enterprise                     services           manufacturing        e-finance media/
software enterprise                     wireless                                new media web
applications                            equipment                               hosting Internet
                                                                                service
                                                                                providers
                                                                                application
                                                                                service
                                                                                providers

    We currently employ over 50 research professionals. In order to achieve the depth of coverage required to maintain a leading technology research product, we must often recruit specific industry and technical experience and train the analysts in financial analysis disciplines. This specialization enables our analysts to produce sophisticated research which is valued by our institutional clients and also allows them to publish industry and thematic pieces which distinguish them as experts in their respective fields. Our analysts work closely with our investment banking professionals to identify those companies that will evolve as leaders in their industries. It is with these companies that we seek to develop long-term relationships helping to manage their capital raising activities and offering strategic advice.

    We hold an annual Technology Outlook Conference which has become a leading venue for the top technology companies to present their stories to hundreds of technology focused institutional investors in their industries. In 2000, a total of 95 public companies made presentations to close to 300 of the senior investment professionals at approximately 200 institutions. In addition to this major conference, we sponsor industry specific conferences in the photonics, semiconductor, and software sectors and other areas.

INVESTMENT BANKING

    Wit SoundView is a leading manager of public and private securities offerings as well as a strategic advisor for technology leaders. With over 95 bankers, our investment banking team focuses its deep knowledge of technology companies to counsel our clients throughout the various stages of their lifecycle. In addition to advising our clients as they access the public and private capital markets and seek strategic opportunities, we seek to leverage technology to develop innovative and more efficient capital raising products. We pioneered the digital distribution of initial public offerings to individual investors and we are the exclusive distributor of retail equity or equity related securities to E*TRADE's online individual investors. In 2000, we developed Vostock, a transparent online auction for follow-on offerings that we believe will eventually change the manner by which secondary offerings are conducted.

    As technology and the Internet continue their rapid development and continue to change the way commerce is conducted for nearly all businesses and services, we believe that corporate clients will gravitate towards those investment banking firms that provide a deep understanding of their products and industry sectors.

    Our team of investment banking and research professionals have broad abilities to perform traditional investment banking functions such as deal selection and origination, due diligence, valuation, and deal structuring. Our investment bankers, research personnel, executive officers and investors have strong relationships with corporate issuers, venture capitalists and other influential persons and entities in the financial services sector. In addition, our senior investment banking and research professionals have a long history of working with technology companies.

    Our investment banking services are divided into three principal categories: public underwriting, mergers and acquisitions and strategic advisory services and private equity.

PUBLIC UNDERWRITING

    We pioneered the business of online retail distribution of shares in public offerings. As a result, we have benefited from publicity and word of mouth exposure. With the addition of SoundView, we added a broader focus to our public underwriting capabilities in the technology sector which we believe has established us as a leading provider of investment banking services in the technology sector. We are capitalizing on SoundView's competitive advantages arising from its relationships, research, trading and distribution capabilities in the technology sector for our underwriting efforts. In 2000, Wit SoundView participated in 139 public equity offerings, including 89 initial public offerings.

    By melding SoundView's well-established access to the largest institutional technology investors with our online retail distribution capability through our strategic alliance with E*TRADE, our issuer clients should enjoy a stronger platform for their capital raising needs when the markets for capital raising open up. We offer issuers contemplating public offerings several capabilities:

    - In-depth institutional research written by Wit SoundView's respected research analysts that draws on their personal industry experience as well as proprietary information sources. This research is disseminated by our technology specialist sales force whose knowledge of the sector and deep institutional penetration makes us a desirable manager with a proven track record of outselling our competitors.

    - Through our strategic alliance with E*TRADE, we provide broad dissemination of offerings to online individual investors, which should result in more demand for shares once they are publicly traded. For retail-oriented issuers, our broad dissemination should also result in increased customer awareness for the issuer's products or services.

    - We broaden the investor demand for the issuer's shares by providing a timely and cost-effective way to access groups having an affinity relationship with the issuer, such as customers, shareholders, suppliers or employees.

    We also operate an extensive market-making operation to support our investment banking and institutional brokerage services. As of December 31, 2000, we were market-makers in 241 technology and Internet companies and our trading team currently comprises over 30 professionals. We believe that our market-making activities will allow us to garner sizable share allotments in initial public offerings as issuers become aware of our trading position and after-market support.

MERGERS AND ACQUISITIONS AND STRATEGIC ADVISORY SERVICES

    In addition to our capital raising services, we have developed an M&A and Strategic Advisory Group which works closely with clients helping them to grow and evolve their businesses. We offer our clients the following types of advisory services:

    - Executing mergers, acquisitions and divestitures

    - Identifying and building strategic partnerships and strategies

    - Developing Internet business models and marketplace strategies

    - Providing acquisition financing and valuations

    For the year ended December 31, 2000, we advised on 17 transactions with a total combined value of over $8 billion. These activities compliment our public and private equity businesses and allow us to offer a mix of investment banking services to our clients during the course of their development. Our expertise in the technology sector coupled with our senior management's advisory relationships with a number of corporations position us to receive advisory service assignments that, in turn, enhance our reputation and lead to capital raising and other investment banking engagements.

PRIVATE EQUITY

    We have a private equity group that assists private and public corporate issuers, as well as investment funds, in raising private capital. The private equity group is focused on raising equity capital from traditional institutional and venture capital sources and strategic investors.

BROKERAGE

    We offer our institutional clients a variety of sales and trading services. We are able to leverage our expertise in the technology sector through a sales force with a comprehensive understanding of the complex and diverse technologies at the heart of technology focused investing. Our extensive market-making operations are a source of liquidity to some of the world's largest institutional traders. We currently employ over 75 institutional sales and trading professionals operating out of our offices in Stamford and San Francisco.

    On September 29, 2000, in connection with our merger with E*OFFERING and strategic alliance agreement with E*TRADE, we transferred our online retail brokerage accounts to E*TRADE. Going forward, we will use E*TRADE's online brokerage platform to distribute products to E*TRADE's retail investors.

    CLEARING AND SETTLEMENT. Bear Stearns & Co. ("Bear Stearns") clears our institutional customer transactions on a fully disclosed basis. Clearing services for our customers include the confirmation, receipt, execution, settlement and delivery functions involved in securities transactions, as well as safekeeping of customers' securities and assets and certain customer record keeping, data processing and reporting functions. We continue to increase our trade processing capabilities to better facilitate the clearing of trades we execute for our customers.

    Under our separate agreements with Bear Stearns, we pay clearing and execution fees according to a schedule. In addition, the agreements require Bear Stearns to share with us interest revenue earned in connection with margin and stock borrowing balances kept by our customers and also provide us fees on balances maintained by these customers with selected money market funds. We must indemnify Bear Stearns for, among other things, any loss or expense due to the failure of customers to: (1) pay for securities purchased by them, (2) promptly deliver securities sold by them, (3) deposit sufficient collateral to support their borrowing when requested by the clearing firm, and (4) remit excessive disbursements of funds or any other valid charges imposed by the clearing firm.

VENTURE CAPITAL GROUP

    Through one of our subsidiaries, Wit SoundView Ventures Corp. ("Wit SoundView Ventures"), the venture capital group emphasizes investments in Internet and technology businesses and maintains a particular focus on e-commerce companies, Internet enabling technologies, Internet infrastructure and products and services that enhance digital businesses. Our venture capital funds allow investors to pool their resources and gain access to a quality of deal flow traditionally available to proprietary funds backed by large institutions.

    Our venture capital group currently manages Wit VC Fund I, LP (formerly called Arista Capital Partners, LP) and a series of four funds collectively known as Dawntreader Fund II, LP ("Dawntreader Fund II"). Wit VC Fund I, LP raised approximately $39.5 million in August 1999 from high net worth individuals and invests in second and later stage companies. Dawntreader Fund II raised approximately $270 million in February and March 2000. It invests in early stage, second stage, and later stage companies. The investors in Dawntreader Fund II include publicly traded corporations, institutional investors, and high net worth individuals. We intend to offer other venture capital funds that are intended to invest on a global basis as well as additional U.S. focused funds.

    Our venture capital funds enable us to further take advantage of our expertise in technology, e-commerce and the Internet. The development of these funds will create new investment opportunities for our high net worth individual, corporate and institutional clients and will create a wider range of capital raising opportunities for corporate issuers. The management of current and creation of additional venture capital funds should foster long term partnerships with our corporate clients while providing significant returns to the investors in our funds.

INTERNATIONAL

    We have created two international joint ventures through which we plan to extend our technology focused investment banking model to provide similar services to clients throughout the world. We would like to emerge as a global brand representing preeminence in investment banking and research focused on the technology sector and the brokerage needs of our institutional customers. While we hope to develop our global presence, our first two joint ventures are in the developmental stage and we can provide no assurance that either will be successful in developing their businesses.

WIT CAPITAL JAPAN

    In July 1999, we entered into a joint venture agreement with Trans
Cosmos, Inc. and an investment agreement with Mitsubishi Corporation to establish a Japanese investment banking firm, known as Wit Capital Japan, Inc. ("WCJ"). WCJ was incorporated in August 1999 and is based in Tokyo.

    Although the Japanese government has recently suggested that there will be support for efforts to develop new capital raising opportunities for Japanese growth companies, WCJ will face challenges presented by traditional capital raising conventions and by the dominance of large Japanese securities firms. WCJ hopes to benefit from our experience and relationships with the U.S. technology community. WCJ is currently reevaluating its business model in light of the depressed state of the Japanese markets and the likelihood that the market for technology IPOs will not be as robust as originally contemplated by the business model developed for WCJ. This reevaluation has resulted in a reduction in the staffing levels and a focus on its core investment banking business. In addition, WCJ has raised a $55 million venture capital fund that is managed by one of its subsidiaries.

    In May 2000 and September 2000, we made additional investments of $10.5 million and $8.4 million, respectively in WCJ. As a result, our ownership interest in WCJ is 39.5% as of December 31, 2000. Consistent with our strategy in the U.S., during the fourth quarter, WCJ took steps to transfer its online retail brokerage operations to an affiliate of one of its shareholders in order to focus on its core investment banking business. The transfer should be completed during the second quarter of 2001.

WIT CAPITAL EUROPE

    In October 1999, we announced an agreement with enba plc ("enba") to establish a Pan-European investment banking firm, known as Wit Capital Europe Group PLC ("WCE"). Subsequently, Cazenove & Co., a London-based investment bank and brokerage company made a $16.4 million investment in WCE. WCE received the necessary regulatory approvals to commence operations in February 2001 and commenced operations at that time. As of December 31, 2000, we held a 49% interest in WCE. In February 2001, Cazenove and we participated in an additional financing round in WCE, increasing our ownership percentage to a controlling interest of 81.57%. Our initial joint venture partner, enba, now owns less than 1% of WCE, and we are currently in negotiation to unwind their participation in the joint venture.

    We anticipate that WCE's activities will become aligned with our focus on the technology sector.

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

COMPETITION

    The financial services industry is highly competitive and we expect competition to intensify in the near future. We encounter direct competition primarily from established investment banking firms. We compete with some of these firms on a national basis and with others on a regional basis. Our competitors include large and well established Wall Street firms as well as relatively new securities firms, a growing number of which are rapidly developing firms that are using technology to win business away from the more traditional firms. General financial success within the securities industry and the increasing popularity of the Internet will together attract additional competitors for us, such as banks, software development companies, insurance companies and providers of online financial and information services.

    In recent years there has been a significant consolidation in the financial services industry. Commercial banks and other financial institutions have acquired or established investment banking and broker-dealer affiliates and have begun offering financial services to individuals traditionally offered by securities firms. These firms have the ability to offer a wide range of products, including lending, deposit taking, insurance, brokerage, investment management and investment banking services. This may enhance their competitive position by attracting and retaining customers through the convenience of one-stop shopping. They also have the ability to support investment banking and securities products with commercial banking, insurance and other financial service revenue in an effort to gain market share.

    Our principal competitors in connection with our investment banking and brokerage businesses are traditional investment banking firms. Many of our competitors have significantly greater financial, technical, marketing and other resources than we do. Some of our competitors also offer a wider range of products and services than we do and have greater name recognition, more established reputations and more extensive client and customer bases. These competitors may be able to respond more quickly to new or changing opportunities, technologies and customer requirements due to superior systems capabilities. They may also be better able to undertake more extensive promotional activities, offer more attractive terms to customers, clients and employees and adopt more aggressive pricing policies compared to our firm.

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

    EFFECT OF NET CAPITAL REQUIREMENTS. As a registered broker-dealer and member of the NASD, we are subject to the Uniform Net Capital Rule under the Exchange Act. The Uniform Net Capital Rule specifies the minimum level of net capital a broker-dealer must maintain and also requires that at least a minimum part of its assets be kept in relatively liquid form. As of December 31, 2000, our broker-dealer subsidiary, Wit SoundView Corporation, was required to maintain minimum net capital of $602,500 and had total net capital of $79,350,521 which was $78,748,021 in excess of the minimum amount required. Our other broker-dealer subsidiary, Wit Capital Corporation, as of December 31, 2000 was required to maintain minimum net capital of $432,951 and had total net capital of $3,328,931, which was $2,895,980 in excess of the minimum amount required.

    The SEC and the NASD impose rules that require notification when net capital falls below certain predefined levels, dictate the ratio of debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the Uniform Net Capital Rule and the NASD rules impose certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC and the NASD for certain withdrawals of capital. Because our principal asset is the ownership of stock in our broker-dealer subsidiary, these rules governing net capital and restrictions on withdrawals of funds could operate to prevent us from meeting our financial obligations on a timely basis.

    FOREIGN SECURITIES AUTHORITIES. We have entered into joint ventures to establish broker-dealer businesses in foreign countries. Those businesses are subject to foreign law and the rules and regulations of foreign governmental and regulatory authorities. This may include laws, rules and regulations relating to any aspect of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers' funds and securities, capital structure, record-keeping, the financing of customers' purchases, broker-dealer and employee registration requirements and the conduct of directors, officers and employees.

    CHANGES IN EXISTING LAWS AND RULES. Additional legislation or regulation, changes in existing laws and rules or changes in the interpretation or enforcement of existing laws and rules, either in the United States or elsewhere, may directly affect our mode of operation and our profitability.

EMPLOYEES

    We believe that one of our strengths is the quality and dedication of our people and the shared sense of being part of a team. We strive to maintain a work environment that fosters professionalism, excellence, diversity and cooperation among our employees. We also believe that our employees should have an equity stake in the firm. As of December 31, 2000, we had approximately 450 employees who, as a group, own roughly 20% of the equity of our company on a fully-diluted basis.

EXECUTIVE OFFICERS OF THE COMPANY

    The following table sets forth certain information concerning each of the executive officers of the Company:

NAME                                          AGE                      POSITIONS
- ----                                        --------   ------------------------------------------
Robert H. Lessin..........................     46      Chairman
Andrew D. Klein...........................     41      Chief strategist and director of
                                                       international development
Mark F. Loehr.............................     44      Chief executive officer
Russell D. Crabs..........................     43      President
Curtis L. Snyder..........................     39      Senior vice president and chief financial
                                                       officer
John W. Palmer............................     48      Senior vice president and chief
                                                       information officer
Brian T. Bristol..........................     49      Head of investment banking
Elizabeth Schimel.........................     41      Senior vice president and director of
                                                       business development
Daniel DeWolf.............................     43      Senior vice president and director of
                                                       venture capital fund group
Lloyd H. Feller...........................     58      Senior vice president and co-general
                                                       counsel
Robert C. Mendelson.......................     50      Senior vice president and co-general
                                                       counsel

ITEM 2. PROPERTIES

    Our principal executive offices are located in New York City where we lease 31,500 square feet of office space and in Stamford, Connecticut where we lease 24,000 square feet of office space. The term of the lease in New York City expires in November 2006 and the term of the lease in Stamford expires in March 2003. To centralize our east coast operations, on February 21, 2001, we entered into a lease in Greenwich, Connecticut for 79,000 square feet which expires in July 2006. We also lease 6,500 square feet of additional office space in New York City. The term of that lease expires in September 2001. Additionally, we operate a 35,000 square foot office in San Francisco which expires in July 2001 and will be replaced with a 53,600 square foot lease which will expire in May 2011.

ITEM 3. LEGAL PROCEEDINGS

    We are currently subject to claims and legal proceedings arising in the normal course of our business. We do not believe that the resolution of such legal proceedings should have a material adverse effect on us.

    On June 28, 1999, certain of Wit Capital Corporation's customers filed a purported class action lawsuit in the Superior Court of the State of Delaware in and for New Castle County styled ARTHUR E. BENNING, SR., ET AL. V. WIT CAPITAL GROUP, INC. AND WIT CAPITAL CORPORATION. The seven count complaint charges Wit Capital Corporation with (1) breach of contract for alleged failure to comply with the "anti-flipping policy" contained in the account agreement with Wit Capital Corporation customers; (2) breach of the implied covenant of good faith and fair dealing by allegedly violating the anti-flipping policy and alleged failure to "maintain adequate computer, communications, personnel, accounting, bookkeeping, and/or other support systems and facilities"; (3) fraud by reason of the fact that Wit Capital Corporation allegedly violated its own anti-flipping policy and our alleged first-come/first-served policy in connection with IPOs; (4) negligent misrepresentation in its method of allocation of participation in IPOs; (5) breach of fiduciary duty as a broker;
(6) negligence in handling accounts; and (7) violation of Delaware's Consumer Fraud Act. On January 10, 2001, the court issued an opinion denying plaintiffs' motion for class certification, and on February 15, 2001 entered an order dismissing the action of the named parties as individual defendants in light of the arbitration provision in the plaintiffs' customer agreements. In
March 2001, the plaintiffs appealed the judgment of the Superior Court, arguing that it improperly denied class certification. We intend to continue to defend the lawsuit vigorously. We do not believe that this lawsuit should have a material adverse effect on us.

    On May 15, 2000, certain of Wit Capital Corporation's customers filed a purported class action lawsuit in the Circuit Court of Cook County Illinois styled JOSEPH YOUNES AND ROSANNE T. YOUNES V. WIT CAPITAL CORPORATION. The five count complaint charges Wit Capital Corporation with (1) breach of contract for alleged failure to provide "continuous, reliable trading services"; (2) breach of fiduciary duty and unjust enrichment by reason of the fact that Wit Capital Corporation allegedly failed to disclose material facts concerning its system capacity and technical capabilities and allegedly failed to "incorporate the latest technological advances" into its systems relating to customer account access and order placement; (3) fraud by reason of the fact that Wit Capital Corporation allegedly falsely represented its technical capabilities relating to access to its services; (4) violation of the Illinois Consumer Fraud Act; and
(5) "negligent/intentional tort" by reason of Wit Capital Corporation's alleged failure to provide, upgrade and maintain systems to enable customer order placement. Wit Capital Corporation removed the action to the U.S. District Court for the Northern District of Illinois, and plaintiffs, after denial of a motion to remand the case back to state court, amended its complaint to plead a violation of the antifraud provision of the federal securities laws. On
January 5, 2001, the U.S. District Court granted Wit Capital Corporation's motion to dismiss, granting leave for plaintiffs to replead their complaint. Plaintiffs have again amended the complaint, and Wit Capital Corporation has again moved to dismiss. Plaintiffs have also moved to reconsider the denial of the motion to remand. We intend to continue to defend the lawsuit vigorously. We do not believe that this lawsuit should have a material adverse effect on us.

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

    The United States Department of Labor has initiated an investigation with regard to SoundView's Profit Sharing Plan focusing on, among other things, stock valuation issues relating to SoundView stock held in the Profit Sharing Plan. The Department of Labor has outlined five reasons why it believes the Profit Sharing Plan and/or the Profit Sharing Plan trustees have violated ERISA. SoundView and the Profit Sharing Plan have issued a preliminary response to the Department of Labor and we believe that the Department of Labor's position is faulty and erroneous in many respects. We intend to vigorously contest any charges the Department of Labor may bring. However, the Company and the Profit Sharing Plan trustees are unable at this time to express any opinion as to the likelihood of the Department of Labor filing a formal administrative or judicial complaint, or the outcome of any such action if initiated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held a Special Meeting of Stockholders on October 16, 2000 in order to allow the stockholders to consider and vote on a proposal to approve the Agreement and Plan of Merger, dated as of May 15, 2000 as amended September 26, 2000, by and among Wit Capital Group, Inc., Wit SoundView Corporation and E*OFFERING Corp.

                                                                 FOR       AGAINST    ABSTENTIONS
                                                              ----------   --------   -----------
Votes.......................................................  45,851,360   447,618       30,473

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock has traded on the Nasdaq National Market under the symbol "WITC" since June 4, 1999. The following table sets forth the range of high and low sales prices reported on the Nasdaq National Market for the periods indicated.

2000:                                                          HIGH       LOW
- -----                                                        --------   --------
First quarter..............................................   $22.25    $12.31
Second quarter.............................................    17.69      6.38
Third quarter..............................................    12.00      7.75
Fourth quarter.............................................     9.00      3.09

1999:                                                          HIGH       LOW
- -----                                                        --------   --------
Second quarter (beginning June 4)..........................   $38.00    $ 9.00
Third quarter..............................................    37.50     15.50
Fourth quarter.............................................    24.75     15.38

    The closing sale price of the Company's common stock on February 28, 2001 was $2.969. The number of holders of record of the Company's common stock as of that date was 898. The number of stockholders of record does not reflect the actual number of individual or institutional stockholders of the Company as certain shares are held in the name of nominees. There was one holder of record of the Company's Class B Common Stock as of February 28, 2001.

    We have never declared or paid cash dividends on our common stock. We do not anticipate paying cash dividends on our common stock or Class B Common Stock in the foreseeable future.

    We continue to use the net proceeds from our IPO for working capital purposes. In January 2000, we paid approximately $22.5 million to shareholders of SoundView in connection with our merger with SoundView. In March 2000, we invested $10 million in Internet HealthCare Group, a business-to-business e-commerce company focused on e-healthcare and e-insurance. During 2000 we also made additional investments in Wit Capital Japan totaling $18.9 million. We expect to continue to use the proceeds for working capital purposes and for strategic acquisitions or investments.

    On April 17, 2000, our Board of Directors approved a common stock repurchase program authorizing the repurchase of up to 2 million shares of our common stock. This repurchase program was effected through market and private transactions and was completed on December 15, 2000 at an average cost per share of $6.04. On January 22, 2001, our Board of Directors approved an additional
2 million share repurchase which will be effected from time to time depending on market conditions and other factors.

RECENT SALES OF UNREGISTERED SECURITIES

    (1) On January 31, 2000, the Company acquired by merger SoundView Technology Group, Inc. for approximately 11.4 million shares and $22.5 million in cash. Shares issued to nine of the shareholders were offered and sold in a private placement, exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended and the remaining shares were registered under such Act.

    (2) On March 30, 2000, the Company issued 1,878,596 shares of common stock to enba plc in exchange for 189,748 shares of enba plc. The transaction was a private placement and exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

    (3) During the year, the Company issued 363,300 shares of common stock to 2 investors for exercise of their warrants at an exercise price of $1.43 per share. The transactions were private placements and exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

    (4) On October 16, 2000, the Company acquired by merger E*OFFERING Corp. for approximately 27.2 million shares. Shares issued to nine of the shareholders were offered and sold in a private placement, exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended and the remaining shares were registered under such Act.

    (5) In the fourth quarter of 2000, the Company issued 2 million shares of its common stock to each of E*TRADE Group Inc. and certain affiliates of General Atlantic Partners at a price of $10.25 per share. The transactions were private placements and exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

    (6) On October 16, 2000 the Company issued 4,025,948 shares of common stock to E*TRADE Group Inc. as consideration for the Strategic Alliance Agreement dated as of May 15, 2000 as amended September 26, 2000. This transaction was a private placement and exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

    The following summary selected financial data for the years ended
December 31, 2000, 1999, 1998, 1997 and for the period from inception through December 31, 1996 has been derived from Wit SoundView's consolidated financial statements, which have been audited by Arthur Andersen LLP, independent public accountants, and for which the years ended December 31, 2000, 1999 and 1998 are included elsewhere in this Annual Report on Form 10-K. All per share and weighted average share information has been adjusted to reflect a 7 for 10 reverse stock split effected June 2, 1999. The selected financial data should be read in conjunction with the consolidated financial statements and related notes thereto and with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations of Wit SoundView," which are included elsewhere in this Annual Report on Form 10-K.

                           WIT SOUNDVIEW GROUP, INC.
                          STATEMENT OF OPERATIONS DATA
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                       FROM INCEPTION
                                                                                          THROUGH,
                                              YEARS ENDED DECEMBER 31,                  DECEMBER 31,
                                 ---------------------------------------------------   --------------
                                    2000          1999          1998         1997           1996
                                 -----------   -----------   ----------   ----------   --------------
REVENUES:
  Investment banking...........  $   200,239   $    30,270   $    1,515   $       43     $       --
  Brokerage....................      154,928         7,088          295           10             --
  Asset management fees........       11,449           377           --           --
  Gain (loss) on investments...       (3,213)        6,028           45           --             --
  Interest and investment
  income
    and other..................       12,121         4,855          183          193             41
                                 -----------   -----------   ----------   ----------     ----------
    Total revenues.............      375,524        48,618        2,038          246             41
                                 -----------   -----------   ----------   ----------     ----------
EXPENSES:
  Compensation and benefits....      215,319        39,014        4,444        1,550            378
  Brokerage and clearance......       25,538         5,347          186            6              2
  Amortization of intangible
    assets and goodwill........       25,176            --           --           --             --
  Marketing and business
    development................       15,711         2,594        1,205          641            340
  Data processing and
    communications.............        9,587         3,449          625          238             50
  Professional services........        9,209         4,953          878          330            283
  Discontinuance of retail
    brokerage operations.......       11,605            --           --           --             --
  Write-off of computer
  software
    and equipment..............        1,340         5,565           --           --             --
  Other........................       26,061         8,039        3,494          474            762
                                 -----------   -----------   ----------   ----------     ----------
    Total expenses.............      339,546        68,961       10,832        3,239          1,815
                                 -----------   -----------   ----------   ----------     ----------
  Income (loss) from
  operations...................       35,978       (20,343)      (8,794)      (2,993)        (1,774)
  Loss on strategic
  investment...................      (13,728)           --           --           --             --
                                 -----------   -----------   ----------   ----------     ----------
Income (loss) before provision
  for income taxes and equity
  in net loss of affiliates....       22,250       (20,343)      (8,794)      (2,993)        (1,774)
  Provision for income taxes...       24,129            --           --           --             --
                                 -----------   -----------   ----------   ----------     ----------
Loss before equity in net loss
  of affiliates................       (1,879)      (20,343)      (8,794)      (2,993)        (1,774)
Equity in net loss of
  affiliates...................      (20,080)         (560)          --           --             --
                                 -----------   -----------   ----------   ----------     ----------
Net Loss.......................  $   (21,959)  $   (20,903)  $   (8,794)  $   (2,993)    $   (1,774)
                                 ===========   ===========   ==========   ==========     ==========

                                                                                       FROM INCEPTION
                                                                                          THROUGH,
                                              YEARS ENDED DECEMBER 31,                  DECEMBER 31,
                                 ---------------------------------------------------   --------------
                                    2000          1999          1998         1997           1996
                                 -----------   -----------   ----------   ----------   --------------
NET LOSS PER SHARE:
Basic..........................  $     (0.26)  $     (0.52)  $    (1.23)  $    (0.41)    $    (0.33)
Diluted........................        (0.26)        (0.52)       (1.23)       (0.41)         (0.33)
WEIGHTED AVERAGE SHARES USED IN
  THE COMPUTATION OF NET LOSS
  PER SHARE:
Basic..........................   84,551,145    39,909,794    7,140,123    7,303,013      5,378,167
Diluted........................   84,551,145    39,909,794    7,140,123    7,303,013      5,378,167

                                                                      DECEMBER 31,
                                                  ----------------------------------------------------
                                                    2000       1999       1998       1997       1996
                                                  --------   --------   --------   --------   --------
BALANCE SHEET DATA:
Cash, cash equivalents and securities readily
  convertible to cash...........................  $281,454   $121,350   $18,110     $1,111     $ 750
Total assets....................................   997,733    163,618    22,296      5,837     2,655
Stockholders' equity............................   794,653    144,402    20,608      4,859     1,480

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read with the consolidated financial statements of Wit SoundView and related notes thereto and Item 6, "Selected Financial Data" appearing elsewhere in this report.

OVERVIEW AND BUSINESS

    Wit SoundView Group, Inc. (the "Company" or "Wit SoundView", formerly Wit Capital Group, Inc.) was incorporated on March 27, 1996 and commenced operations in September 1997. The accompanying consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries, Wit SoundView Corporation ("WSV", formerly SoundView Technology Group, Inc.), Wit Capital Corporation ("WCC"), SoundView Asset Management, Inc., SoundView Capital Management, Inc. and Wit SoundView Ventures Corp. ("Wit SoundView Ventures", formerly Wit VC LLC).

    Wit SoundView is an investment banking firm focused exclusively on the technology sector. We offer a strong complement of investment banking services, including public offerings, M&A advisory and private equity placements. With one of the largest research teams in the sector, Wit SoundView produces comprehensive sell-side research on over 260 technology companies. Our brokerage operations provide a variety of sales and trading services to institutional investors. We leverage our technology expertise through a sales force which has a comprehensive understanding of the complex and diverse technologies involved in technology-focused investing. Our venture capital operation, Wit SoundView Ventures, has established and currently manages a number of venture capital funds that provide investors with the opportunity to participate in technology and Internet related investments.

MERGERS

    On January 31, 2000 we completed our merger with SoundView, a privately-owned broker-dealer and investment banking firm focused exclusively on technology. Under the terms of the agreement, we acquired the outstanding shares of SoundView in exchange for approximately $313 million, consisting of newly issued common stock, options replacing SoundView options and approximately
$22.5 million in cash. This merger has been accounted for using the purchase method of accounting. The excess of cost over the estimated fair value of net assets acquired was allocated to certain identifiable intangible assets and goodwill, a total of approximately $275 million which is being amortized on a straight-line basis over periods between 3 and 20 years.

    On October 16, 2000 we completed our merger with E*OFFERING and commenced our strategic alliance with E*TRADE. Our strategic alliance agreement with E*TRADE provides that we will be the exclusive source of retail equity or equity related securities in initial public offerings, follow-on offerings and certain private placements to the 3.6 million customers of E*TRADE. In connection with the merger and the strategic alliance agreement, all of our online retail customer accounts were transferred to E*TRADE and we will leverage E*TRADE's online brokerage platform to distribute products to E*TRADE's retail investors. Additionally, E*TRADE has agreed to use commercially reasonable efforts to direct all secondary market order flow in stocks in which Wit SoundView is a registered market maker in exchange for a competitive trading flow rebate. Wit SoundView's right to receive secondary market orders is subject to E*TRADE's fiduciary obligations to its customers and compliance with applicable regulations. As consideration for the merger, we issued approximately
27.2 million shares of our common stock and options and warrants to purchase shares of our common stock with an approximate value of $302 million to the shareholders of E*OFFERING. As consideration for the strategic alliance agreement, we issued 4,025,948 shares of common stock and a warrant to purchase an additional 2 million shares of common stock to E*TRADE. The excess of cost over the estimated fair value of net assets acquired was allocated to certain identifiable intangible assets and goodwill, a total of approximately $304 million which is being amortized on a straight-line basis over periods between 5 and 7 years.

CURRENT MARKET ENVIRONMENT

    As an investment banking firm, our business and operations are effected by the U.S. and global economic environment and market conditions. Commencing in mid April 2000, the market for public equity offerings slowed from the levels and strength experienced in the fourth quarter of 1999 and the first quarter of 2000. As a result, for the majority of the second, third and fourth quarters of 2000, we were operating under market conditions that were unfavorable to potential issuers. The volatility of the equity markets, and in particular the market for technology companies, has the potential to influence the strength of our business operations. Sequentially, from the first to the third quarters of 2000, we experienced a decline in investment banking revenues as a result of these unfavorable market conditions for technology companies. During the fourth quarter, we experienced a further decline in investment banking revenue derived from public equity offerings, which was offset by an increase in revenue derived from our M&A services. With the market for public issuances and technology companies in general remaining unfavorable, we expect total revenues to decrease in the first and second quarters of 2001 from levels achieved in the comparative periods in 2000. Further, we may experience a decline in total revenues in 2001 from the level achieved in 2000.

    From our founding in 1996 through the first nine months of 1997, we were engaged in organizational activities. During the last quarter of 1997 and the first quarter of 1998, we were in an early stage of our operations, and generated only minimal revenues from our investment banking and brokerage activities. Accordingly, we do not believe that period to period comparisons of our operating results are meaningful and should not be relied upon as indicators of future performance. As a result of our merger with SoundView we believe that our results of operations for the past four years will not be indicative of the results for any future period. The financial information presented and discussed below and elsewhere in this document includes the results of the merger with SoundView beginning January 31, 2000, the closing date of that merger, and includes the results of the merger with E*OFFERING beginning October 16, 2000, the closing date of that merger.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

REVENUES

    Total revenues for the year ended December 31, 2000 were $375.5 million, compared to $48.6 million for the year ended December 31, 1999 and $2.0 million for the year ended December 31, 1998.

    Investment banking revenue for the year ended December 31, 2000 was $200.2 million, compared to $30.3 million for the year ended December 31, 1999 and $1.5 million for the year ended December 31, 1998. Investment banking revenue is primarily derived from the public offering of equity securities, and also from mergers and acquisitions and strategic advisory services and private equity offerings. The increase in investment banking revenue in 2000 as compared to 1999 and 1998 is attributable to our acquisition of SoundView as well as increased economics in public offerings in which we participated and an increased contribution from our mergers and acquisitions advisory services. We participated in a total of 139 securities offerings during 2000, 72 as co-manager and 67 as syndicate member. For the year ended December 31, 2000, our mergers and acquisitions and financial advisory group advised on 17 transactions with a combined value of over $8 billion.

    During 1998, the revenue generated from underwriting activities was limited since we received none or only negligible portions of management fees paid to co-managing underwriters, and underwriting sales credits reflected limited allocations of the shares being underwritten. In 1998, approximately 36% of this revenue was generated from one financial advisory transaction in connection with the sale of a client company. During 1999, we began to receive management fees and larger allocations of the shares in offerings, and have experienced a general increase in the number of offerings in which we participated. Revenues related to financial advisory services also increased during 1999 as a result of an increase in strategic advisory relationships and frequency of transactions. In 1999 we participated in 128 public securities offerings, 57 as co-manager and 71 as syndicate member.

    Brokerage revenue for the year ended December 31, 2000 was $154.9 million, compared to $7.1 million for the year ended December 31, 1999 and $294,000 for the year ended December 31, 1998. Revenues derived from brokerage operations are related to our institutional equity and online, or individual trading operations. For the year ended December 31, 2000, our institutional and online operations contributed $146.5 million and $8.4 million, respectively, to total brokerage revenue. Comparing the year ended December 31, 2000 to 1999 and 1998, brokerage revenues have increased as a result of the contribution of our institutional brokerage operations which are now part of our operations as a result of our merger with SoundView. For the years ended December 31, 1999 and 1998 all of our brokerage revenue was derived from our retail online brokerage operations. The increase in revenue derived from our online business for the year ended December 31, 2000 compared to the years ended December 31, 1999 and 1998 resulted primarily from an increase in the number of active customer accounts and an increase in the number of trades executed for online customers, offset by lower trading volumes as a result of market conditions and the announcement of our strategic alliance with E*TRADE.

    During 2000, we experienced a sequential increase in our institutional brokerage revenue as a result of increased trading volumes, an increase in the number of companies under research coverage and an increase in the number of stocks for which we make a market. However, we can experience increases or decreases in this revenue depending on market conditions and volatility. Independent of those market factors, we expect this revenue to continue to increase as we continue to grow our institutional brokerage business and capitalize on our opportunity to receive order flow in securities for which we act as market maker from E*TRADE.

    On September 29, 2000, as part of our strategic alliance with E*TRADE, we transferred approximately 100,000 online retail brokerage accounts to E*TRADE. As a result of this transfer, these online customers will no longer execute secondary market transactions through us and we will not derive further brokerage revenue from these operations. Additionally, we expect to reduce our direct and indirect expenses related to our online retail brokerage operations.

    Asset management fees for the year ended December 31, 2000 increased to $11.4 million from $377,000 for the year ended December 31, 1999 and $0 in 1998. This revenue is derived from management and syndication fees received from our series of venture capital funds which closed primarily during the first quarter of 2000 and from incentive royalties from hedge funds that were formerly managed by SoundView. In late 1999, we had commenced our venture capital operations having closed Wit VC Fund I, LP, from which $377,000 in management fee income was derived. During the year ended December 31, 1998, we had not yet commenced our venture capital fund operations and had no hedge fund incentive royalty fees until we closed our merger with SoundView, and accordingly, derived no revenue from our asset management operations. In the future, we intend to establish new venture capital funds and are continually exploring new opportunities to apply our technology expertise in the asset management sector.

    Interest and investment income for the year ended December 31, 2000 was $12.3 million, compared to $4.7 million for the year ended December 31, 1999 and $183,000 for the year ended December 31, 1998. We earn interest income from the investment of cash balances raised through financing activities until the funds are used in our business. During 2000, as a result of our merger with SoundView and increased revenues, our average monthly cash balance was $194.6 million compared to 1999 and 1998 averages of $93.5 million and $4.1 million, respectively, resulting from funds raised in private placements and our initial public offering. It is our current policy to pay bonuses and other compensation related payments to employees on a semi-annual basis. Accordingly, we expect our cash balance and the related interest income to decrease once such payments are made subsequent to December 31, 2000.

    Gain (loss) on investments for the year ended December 31, 2000 was a loss of $3.2 million, compared to gains of $6.0 million and $45,000 for the years ended December 31, 1999 and 1998, respectively. For the year ended December 31, 2000, the loss on investments primarily consists of the net realized and unrealized gains and losses on the mark-to-market and sale of equity securities that the Company receives as consideration for financial advisory services and from investment gains and losses from the Company's investments in equity securities and investment partnerships focused on the technology sector. For the years ended December 31, 1999 and 1998, this amount represents the value of common stock warrants received from one client company for which we provided investment banking services. We expect that we will continue to receive equity securities or warrants representing the right to purchase equity in companies for which we provide investment banking services and that the values of the securities we own will continue to fluctuate based on market conditions.

    Other income for the year ended December 31, 2000 was a loss of $155,000, compared to income of $139,000 for the year ended December 31, 1999 and $0 for the year ended December 31, 1998. For the year ended December 31, 2000 other income consists of an adjustment to reduce estimated advertising revenue related to the sale of banner advertisements on our website. For the year ended
December 31, 1999, this income consists of advertising revenue earned from the sale of banner space on our website.

EXPENSES

    Compensation and benefits expense for the year ended December 31, 2000 was $215.3 million, compared to $39.0 million for the year ended December 31, 1999 and $4.4 million for the year ended December 31, 1998. Compensation and benefits expense consists of salaries, bonuses and other benefits paid or provided to the Company's employees. The increase in compensation expense primarily relates to higher incentive compensation accrued on higher revenues and an increase in the number of employees from 66 as of December 31, 1998 to 241 and 450 as of December 31, 1999 and 2000, respectively. The 87% increase in our employee base during fiscal 2000 was attributable to our mergers with SoundView and E*OFFERING, offset by a reduction in staff employed in our online brokerage operations. The 265% increase in our employee base during fiscal 1999 was attributable to the growth in all areas of our business, primarily in investment banking and research professionals. Compensation and benefits expense as a percentage of total revenues was 57% for the year ended December 31, 2000, which represents an improvement from 80% and 218% for the years ended December 31, 1999 and 1998, respectively.

    In January 2001, we concluded a review of personnel and market conditions in order to better position us for the current market environment. This review resulted in a reduction in staff of approximately 60, bringing us to an employee base of approximately 390. With the exception of increasing the number of people we employ as a result of our increased ownership in WCE, we anticipate our employee base remaining relatively constant in 2001.

    Additionally, as part of our mergers with SoundView and E*OFFERING, we issued approximately 2.1 million shares of restricted stock to designated SoundView and E*OFFERING employees the value of which is being recorded as compensation expense over the applicable vesting period, as well as agreed to a cash retention bonus pool of up to $5,000,000 to be paid to designated former E*OFFERING employees, who are now employed by Wit SoundView, no later than March 31, 2001.

    Amortization of intangible assets and goodwill increased to $25.2 million for the year ended December 31, 2000 from $0 for the years ended December 31, 1999 and 1998. This expense relates to the amortization of intangible assets and goodwill related to our mergers with SoundView and E*OFFERING. Our merger with SoundView which was completed on January 31, 2000, resulted in approximately $275 million in intangible assets and goodwill. Our merger with E*OFFERING, which resulted in approximately
$304 million in intangible assets and goodwill, was completed on October 16, 2000, and accordingly our results of operations includes amortization expense related to this merger for the period from October 16, 2000 to December 31, 2000. Results of operations in future years will include the effect of a full year of amortization related to our merger with E*OFFERING. Intangible assets and goodwill resulting from these mergers is being expensed on a straight-line basis over various periods ranging from 3 and 20 years.

    Professional services expense for the year ended December 31, 2000 was $9.2 million, compared to $5.0 million for the year ended December 31, 1999 and $878,000 for the year ended December 31, 1998. Professional services expense includes legal, consulting, accounting, and recruiting fees which have increased as we continue to make strategic investments, expand our business internationally and hire additional personnel. Professional services expense also includes the costs related to our strategic relationships with the Gartner Group and the Giga Group, which allow us access to their products and services.

    Brokerage and clearance expense for the year ended December 31, 2000 was $25.5 million, compared to $5.3 million for the year ended December 31, 1999 and $186,000 for the year ended December 31, 1998. This expense primarily consists of fees paid to independent floor brokers on the New York Stock Exchange for the execution of institutional customer agency business, as well as amounts paid to the Company's clearing brokers for processing and clearing customers' trades. The increase in brokerage and clearance expense for the year ended December 31, 2000 compared to December 31, 1999 resulted from the addition of our institutional brokerage operations to our business as a result of our merger with SoundView. The increase in brokerage and clearance expense for the year ended December 31, 1999 compared to December 31, 1998 resulted from an increase in the growth and volume related to our online brokerage operations. As a result of the transfer of our online retail brokerage accounts to E*TRADE, we will no longer incur expenses related to processing and clearing online retail customer's trades. For the year ended December 31, 2000, this expense totaled $4.3 million.

    Additionally, in connection with the distribution of equity securities to retail customers of E*TRADE, E*TRADE will receive a portion of the dealer selling concession received by us. E*TRADE's percentage of such revenue will depend on the number of shares allocated to E*TRADE's customers and whether we act as lead managing underwriter or in another capacity. Under the amended and restated Strategic Alliance Agreement, we have also agreed to pay E*TRADE a competitive market rate for the order flow it directs to us. We expect our brokerage and clearance expense to fluctuate to the extent we experience an increase or decrease in brokerage revenue.

    Data processing and communications expense for the year ended December 31, 2000 was $9.6 million, compared to $3.4 million for the year ended December 31, 1999 and $625,000 for the year ended December 31, 1998. Data processing and communications expense includes costs related to market data services, transaction processing and telephone and other communication charges. Comparing the year ended December 31, 2000 to the year ended December 31, 1999, these expenses have increased as a result of our merger with SoundView and the related addition of our institutional brokerage operations. Comparing the year ended December 31, 1999 to the year ended December 31, 1998, these expenses increased as a result of the growth of our online brokerage operations and an increased volume of transactions processed. We expect these costs will continue to grow as transaction volume increases.

    Technology development expense for the year ended December 31, 2000 was $5.8 million, compared to $2.8 million for the year ended December 31, 1999 and $1.2 million for the year ended

December 31, 1998. Comparing the year ended December 31, 2000 to the year ended December 31, 1999, this expense increased as a result of the development of Vostock, our online auction system for secondary and follow-on offerings as well as from the continued development and enhancements to our technology infrastructure. Comparing the year ended December 31, 1999 to the year ended December 31, 1998, this expense increased as a result of continued development of and enhancements to our online brokerage platform. We expect technology development expense to increase as operations continue to grow and as we continue to develop innovative, technology driven products and services.

    Depreciation and amortization expense for the year ended December 31, 2000 was $6.9 million, compared to $1.6 million for the year ended December 31, 1999 and $897,000 for the year ended December 31, 1998. Depreciation and amortization consists primarily of depreciation and amortization of furniture, equipment and leasehold improvements and amortization of computer software. The increases in depreciation and amortization reflect the increased investments we have made in technology, equipment and facilities as well as the additional facilities and equipment acquired in our mergers with SoundView and E*OFFERING.

    Occupancy expense for the year ended December 31, 2000 was $5.2 million, compared to $1.1 million for the year ended December 31, 1999 and $237,000 for the year ended December 31, 1998. Occupancy expense includes costs related to leasing office space in New York, Stamford and San Francisco and the increase reflects our growth and need for expanded office facilities. We expect occupancy expense to increase as we continue to consolidate our office facilities into long-term facility solutions.

    Marketing and business development expense for the year ended December 31, 2000 was $15.7 million, compared to $2.6 million for the year ended
December 31, 1999 and $1.2 million for the year ended December 31, 1998. For the year ended December 31, 2000, marketing and business development expense consists primarily of travel, entertainment and costs associated with hosting our technology focused conferences which have increased as a result of our merger with SoundView. Marketing and business development expense in 1999 primarily consisted of travel, entertainment and other costs associated with developing our investment banking business. During 1998 this expense related to developing our brand name recognition.

    For the year ended December 31, 2000, we wrote-off computer software and equipment totaling $1.3 million, a decrease from $5.6 million for the year ended December 31, 1999. In December 1999, in light of the rapidly changing environment for after-hours trading and alternative trading systems we wrote-down the majority of computer software and hardware that we had developed or purchased to operate a planned after hours trading system. Management estimated the fair value of the assets remaining by determining which assets were utilizable in other areas of the business as well as estimating the potential future cash inflows that might be received from the sale or licensing of part or all of the developed technology. In the first quarter of 2000, as a result of information that became available to us regarding redeployment of the remaining assets, we wrote-off an additional $1.3 million of capitalized costs representing management's estimate of the impairment in the value of the remaining assets.

    For the year ended December 31, 2000, we recorded an expense of approximately $11.6 million related to the transfer of our online retail brokerage accounts to E*TRADE and the corresponding discontinuance of our retail brokerage operations. This charge includes a payment to Wit Capital Corporation's clearing agent to terminate its contract, an accrual for severance payments to be made to certain employees whose services will no longer be required, and an expense for all brokerage related assets that we will not employ in our business in the future.

    Other expenses for the year ended December 31, 2000 were $8.2 million, compared to $2.5 million for the year ended December 31, 1999 and $1.2 million for the year ended December 31, 1998. Other expenses includes costs for office supplies, insurance, subscriptions, registrations and other general administrative expenses which have all increased as we continue to expand our business and operations through our mergers with SoundView and E*OFFERING. In 1999, other expenses includes $450,000 in primarily non-recurring costs associated with past vendor and other relationships. Other expenses in 1998 includes write-offs of $782,000 related to media credits we had previously acquired but which, in view of a revised marketing strategy in 1998, decided not to use.

OTHER

    During the year ended December 31, 2000, we recorded a loss on strategic investment of $13.7 million related to our investment in enba. In March of 2000, pursuant to a joint venture agreement related to the formation of WCE, we exchanged 1,878,596 million of our shares for 189,748 shares of enba. The parties to the joint venture agreement have been negotiating an unwinding of enba's participation in the joint venture, including a settlement of claims the parties have against each other. In light of these negotiations, we have recorded a loss on our investment in enba to reduce its carrying value to equal our estimate of the fair value of the shares as of December 31, 2000. We will continue to evaluate developments affecting our investment in enba and accordingly, additional losses may be recognized in future periods.

    Equity in net loss of affiliates for the year ended December 31, 2000 increased to $20.1 million from $560,000 for the year ended December 31, 1999 and $0 for the year ended December 31, 1998. Equity in net loss of affiliates represents our proportional share of the losses incurred by WCJ and WCE based on our ownership interest in each entity. Both WCJ and WCE spent the majority of the year hiring staff, building an infrastructure and incurring other costs related to preparing to commence operations. On February 16, 2001, we participated in a rights offering to purchase additional shares in WCE. We purchased 8,772,500,000 shares for an aggregate purchase price of approximately $8.2 million, increasing our ownership percentage to a controlling interest of 81.57%. We anticipate incurring additional losses related to our investments in WCJ and WCE in the future as they commence and grow their operations. The ability of WCJ and WCE to generate revenues is dependent on a number of factors including the economic condition of the markets in which they operate. These entities may experience slow growth as a result of unfavorable market conditions or other factors specific to the environments in which they operate.

LIQUIDITY AND CAPITAL RESOURCES

    From 1996 to mid 1999, we satisfied our cash requirements primarily through private placements of common stock and convertible preferred stock. During
June 1999 we completed an initial public offering of our common stock in which we issued 8,740,000 shares at $9.00 per share. We received $72.8 million in cash proceeds, net of underwriting discounts and offering costs, from the offering and an approximate $57.0 million from private placements of our equity in that year. We believe that our existing cash balances will be sufficient to meet anticipated cash requirements for at least the next twelve months. We may, nonetheless, seek additional financing to support our activities during the next twelve months or thereafter, including additional public offerings of our common stock. There can be no assurance, however, that additional capital will be available on reasonable terms, if at all, when needed or desired.

    Net cash provided by operating activities was $68.6 million for the year ended December 31, 2000, compared to net cash used in operating activities of $8.9 million and $6.9 million for the years ended December 31, 1999 and 1998, respectively. Fiscal 2000 represents the first fiscal year in which we experienced positive cash flow from our operating activities. Cash provided by operating activities for the year ended December 31, 2000 was primarily from a net loss of $22.0 million, non-cash adjustments of $97.7 million, a net increase in operating assets of $62.5 million, offset by a net increase in operating liabilities of $55.4 million. Cash used in operating activities for the year ended December 31, 1999 was primarily from a net loss of $20.9 million, non-cash adjustments of $8.1 million, an increase in operating assets of $13.6 million that was offset by a net increase in operating liabilities of $17.5 million. Cash used in operating activities for the year ended December 31, 1998 was primarily from a net loss of $8.8 million, non-cash adjustments of $2.4 million, a net increase in operating assets of $1.2 million, offset by a net increase in operating liabilities of $711,000.

    Net cash provided by investing activities was $67.0 million for the year ended December 31, 2000, compared to net cash used in investing activities of $129.3 million and $458,000 for the years ended December 31, 1999 and 1998, respectively. Net cash provided by investing activities for the year ended December 31, 2000 was primarily from sales of short-term investments of $146.1 million offset by purchases of short-term investments of $43.7 million, our acquisition of SoundView for $6.8 million (net of cash received), an additional investment in WCJ of $18.9 million and purchases of computer software and furniture, equipment and leasehold improvements of $10.0 million. Net cash used in investing activities for the year ended December 31, 1999 was primarily for an investment in WCE of $5.6 million, net purchases of short-term investments of $108.6 million, purchases of furniture, equipment and leasehold improvements of $6.6 million and purchases of computer software of $8.4 million. Cash used in investing activities for the year ended December 31, 1998 resulted from purchases of furniture, equipment and leasehold improvements of $436,000 and from purchases of computer software of $22,000.

    Net cash provided by financing activities was $36.7 million for the year ended December 31, 2000, compared to $132.5 million for the year ended
December 31, 1999 and $24.3 million for the year ended December 31, 1998. For the year ended December 31, 2000, net cash provided by financing activities resulted primarily from issuances of common stock totaling $46.1 million which consists primarily of employee stock option exercises and the sale of 2 million shares of our common stock to each of E*TRADE and certain affiliates of General Atlantic Partners, offset by $12.1 million in repurchases of our common stock through our repurchase program. For the year ended December 31, 1999, cash provided by financing activities resulted primarily from net proceeds of $72.8 million received from the initial public offering of our common stock and from $24.9 million in net proceeds received from the issuance of our Series E preferred stock, subsequently converted into Class B common stock, and the sale of warrants to The Goldman Sachs Group, Inc. and from $31.5 million received from issuances of our Series D preferred stock, now common stock, in private placements. Cash provided by financing activities for the year ended
December 31, 1998, was primarily from $24.3 million from issuances of our Series A and B preferred stock, subsequently converted into common stock, in private placements.

    On February 16, 2001, in addition to making an additional $8.2 million investment in WCE, we entered into a short-term subordinated loan agreement with Wit SoundView Europe Limited ("WSVE"), a wholly-owned subsidiary of WCE. The maximum available to WSVE under the agreement is approximately $6.6 million, and any outstanding balance under the agreement bears interest at a rate of 8% per annum. As of March 31, 2001, WSVE had drawn down approximately $2.6 million pursuant to the terms of this agreement.

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

MARKET RISK

    We may act as a principal to facilitate customer-related transactions in financial instruments which exposes the firm to market risks. As of December 31, 2000, we make markets in 241 equity securities. As such, we maintain securities inventories to facilitate customer transactions. Our management believes its practice of monitoring market risk very closely and we believe that our risk management results in a carefully controlled exposure to market volatility that should reduce our exposure to earnings volatility. Managing market risk exposure includes limiting firm commitments by position level both long and short for all securities traded and limiting the type of trades that can occur in each inventory account.

    We seek to manage daily risk exposure in our inventory accounts by requiring various levels of management review of these accounts. The primary purpose of risk management is to participate in the establishment of position limits, as well as to monitor both the buy and sell activity in the firm's trading accounts. Trading activities may result in the creation of inventory positions. Position and exposure reports indicating both long and short position are prepared, distributed and reviewed each day. These reports enable us to monitor inventory levels, monitor daily trading results by stock and trader, as well as review inventory aging, pricing and concentration.

    We invest our excess cash in money market funds and in enhanced income funds which include short-term obligations issued by the U.S. Government and its agencies and in high-quality corporate issuers. Our investments in enhanced income funds exposes us to market risk for changes in interest rates. We have established investment guidelines that specify credit quality requirements as well as diversification requirements by issuer and type of security. We do not hold derivative financial instruments in our investment portfolio.

CREDIT RISK

    Our exposure to credit risk arises from the possibility that a counterparty to a transaction might fail to perform under its contractual commitment, resulting in our incurring losses. Credit risk related to various financing activities is reduced by the industry practice of obtaining and maintaining possession and control of collateral which is accomplished with established arrangements with the clearing broker. Along with our clearing broker, we manage the credit exposure relating to our trading activities by monitoring the credit worthiness of counterparties requesting additional collateral when deemed necessary and limiting the amount and duration of exposure to individual counterparties.

LEGAL RISK

    Legal risk includes the risk of non-compliance with applicable legal and regulatory requirements and the risk that a counterparty's performance obligations will be unenforceable. We are generally subject to extensive regulation in the different jurisdictions in which we conduct business. We have established legal standards and procedures that are designed to ensure compliance with all applicable statutory and regulatory requirements. We have also established procedures that are designed to monitor compliance with senior management's policies relating to conduct, ethics and business practices. In connection with our business, we have various procedures that address issues such as regulatory capital requirements, trading and sales practices, supervision, and record keeping. We have also established certain procedures to mitigate the risk that a counterparty's performance obligations will be unenforceable, including consideration of counterparty legal authority and capacity, adequacy or legal documentation, the permissibility of a transaction under applicable law and whether applicable bankruptcy or insolvency laws limit or alter contractual remedies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           WIT SOUNDVIEW GROUP, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Index to Consolidated Financial Statements..................     F-1
Report of Independent Public Accountants....................     F-2
Consolidated Statements of Financial Condition as of
  December 31, 2000 and 1999................................     F-3
Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998..........................     F-4
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 2000, 1999 and 1998......     F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................     F-6
Notes to Consolidated Financial Statements..................     F-8
Schedule to Consolidated Financial Statements...............    F-20
Notes to Schedule to Consolidated Financial Statements......    F-25

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information called for by Item 10 will be set forth under the caption "Election of Directors" in the Company's 2000 Proxy Statement, which will be filed not later than 120 days after the end of the Company's fiscal year ended December 31, 2000 and which is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information called for by Item 11 will be set forth under the caption "Executive Compensation" in the Company's 2000 Proxy Statement, which will be filed not later than 120 days after the end of the Company's fiscal year ended December 31, 2000 and which is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information called for by Item 12 will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's 2000 Proxy Statement, which will be filed not later than 120 days after the end of the Company's fiscal year ended December 31, 2000 and which is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information called for by Item 13 will be set forth under the caption "Certain Relationships and Related Transactions" in the Company's 2000 Proxy Statement, which will be filed not later than 120 days after the end of the Company's fiscal year ended December 31, 2000 and which is incorporated herein by this reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report on Form 10-K:

1.  FINANCIAL STATEMENTS OF WIT SOUNDVIEW GROUP, INC.

    The following consolidated financial statements of Wit SoundView Group, Inc, and subsidiaries and the related notes thereto are filed as a part of this report pursuant to Item 8, beginning on page F-1:

       Report of Independent Public Accountants
       Consolidated Statements of Financial Condition as of December 31, 2000 and 1999
       Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and
         1998
       Consolidated Statements of Changes in Stockholders' Equity for the years ended
         December 31, 2000, 1999 and 1998
       Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and
         1998
       Notes to Consolidated Financial Statements
       Schedule to Consolidated Financial Statements
       Notes to Schedule to Consolidated Financial Statements

    FINANCIAL STATEMENTS OF WIT CAPITAL JAPAN, INC.

    The following consolidated financial statements of Wit Capital Japan, Inc. and the related notes thereto are filed as a part of this report pursuant to
Item 14, beginning on page F-26:

       Report of Independent Public Accountants
       Balance Sheet as of March 31, 2000
       Statement of Operations for the period from August 25, 1999 (date of inception) to March 31,
         2000
       Statement of Shareholders' Equity for the period from August 25, 1999 (date of inception) to
         March 31, 2000
       Statement of Cash Flows for the period from August 25, 1999 (date of inception) to
         March 31, 2000
       Notes to Financial Statements

2.  Financial Statement Schedules and Information

    All financial statement schedules and information required by Item 14(a)(2) have been omitted because they are inapplicable or because the required information has been included in the consolidated financial statements or notes thereto.

3.  Exhibits

    The following exhibits are filed as part of this report as required by Item 601 of Regulation S-K. The exhibits designed by an asterisk are management contracts and compensatory plans and arrangements required to be filed as exhibits to this report.

       2.1              Agreement and Plan of Merger by and among Wit SoundView
                        Group, Inc., Wit SoundView Corporation and E*OFFERING Corp.,
                        dated as of May 15, 2000 (Incorporated by reference to
                        Appendix I to the Registration Statement on Form S-4
                        (No. 333-42062) of Wit SoundView Group, Inc.).

       2.2              Amendment Agreement by and among Wit SoundView Group, Inc.,
                        Wit SoundView Corporation and E*OFFERING Corp., dated as of
                        September 26, 2000 (Incorporated by reference to
                        Exhibit 2.2 to the Post Effective Amendment No. 1 to
                        Registration Statement on Form S-4 (No. 333-42062) of Wit
                        SoundView Group, Inc.).

       3.1              Amended and Restated Certificate of Incorporation of Wit
                        SoundView Group, Inc. (Incorporated by reference to
                        Exhibit 3.1 to the quarterly report of Wit SoundView
                        Group, Inc. on Form 10-Q for the period ended June 30,
                        1999).

       3.2              Certificate of Amendment of Amended and Restated Certificate
                        of Incorporation of Wit SoundView Group, Inc. (Incorporated
                        by reference to Exhibit 3.1 to the Registration Statement on
                        Form S-4 (No. 333-42062) of Wit SoundView Group, Inc.).

       3.3 By-Laws of Wit SoundView Group, Inc. (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 (No. 333-42062) of Wit SoundView Group, Inc.).

       4.1              Rights Agreement between Wit SoundView Group, Inc. and
                        American Stock Transfer & Trust Company, as Rights Agent
                        (Incorporated by reference to Exhibit 4.1 to the quarterly report of Wit SoundView Group, Inc. on Form 10-Q for the period ended June 30, 1999).

       4.2              Voting Agreement, dated as of May 15, 2000, by and among Wit
                        SoundView Group, Inc. and certain securityholders of
                        E*OFFERING Corp. (Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 (No. 333-42062) of
                        Wit SoundView Group, Inc.).

      10.1*             Amended and Restated Wit SoundView Group, Inc. Stock
                        Incentive Plan.

      10.2*             SoundView Technology Group, Inc. Stock Option Plan.
                        (Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 (No. 333-92887) of Wit
                        SoundView Group, Inc.).

      10.3(a)* E*OFFERING Corp. 1998 Stock Option Plan. (Incorporated by reference to Exhibit 10.2(a) to the Registration Statement on Form S-4 (No. 333-42062) of Wit SoundView Group, Inc.).

      10.3(b)*          E*OFFERING Corp. 2000 Stock/Stock Issuance Option Plan.
                        (Incorporated by reference to Exhibit 10.2(b) to the Registration Statement on Form S-4 (No. 333-42062) of Wit
                        SoundView Group, Inc.).

      10.4*             Annual Bonus Plan (Incorporated by reference to
                        Exhibit 10.2 to the Registration Statement on Form S-1 (File
                        No. 333-74619) of Wit SoundView Group, Inc.).

      10.5*             Employment Agreement between Wit SoundView Group, Inc. and
                        Robert H. Lessin (Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (File
                        No. 333-74619) of Wit SoundView Group, Inc.).

      10.6*             Severance Agreement between Wit SoundView Group, Inc. and
                        Ronald Readmond. (Incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement on
                        Form S-4 (No. 333-42062) of Wit SoundView Group, Inc.).

      10.7*             Employment Agreement between Wit SoundView Group, Inc. and
                        Andrew D. Klein (Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (File No.
                        333-74619) of Wit SoundView Group, Inc.).

      10.8*             Employment Agreement between Wit SoundView Group, Inc. and
                        Mark Loehr (Incorporated by reference to Exhibit 10.9 to the
                        Registration Statement on Form S-1 (File No. 333-74619) of
                        Wit SoundView Group, Inc.).

      10.9*             Employment Agreement between Wit SoundView Group, Inc. and
                        Lloyd H. Feller (Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4 (No. 333-92887)
                        of Wit SoundView Group, Inc.).

      10.10*            Employment Agreement between Wit SoundView Group, Inc. and
                        Robert C. Mendelson (Incorporated by reference to
                        Exhibit 10.13 to the Registration Statement on Form S-4
                        (No. 333-92887) of Wit SoundView Group, Inc.).

      10.11*            Employment Agreement between Wit SoundView Group, Inc. and
                        Russell D. Crabs (Incorporated by reference to
                        Exhibit 10.14 to the annual report of Wit SoundView
                        Group, Inc. on Form 10-K for the period ended December 31,
                        1999).

      10.12*            Employment Agreement between Wit SoundView Group, Inc. and
                        Curtis L. Snyder (Incorporated by reference to
                        Exhibit 10.14 to the annual report of Wit SoundView
                        Group, Inc. on Form 10-K for the period ended December 31,
                        1999).

      10.13*            Employment Agreement between Wit SoundView Group, Inc. and
                        John W. Palmer (Incorporated by reference to Exhibit 10.14 to the annual report of Wit SoundView Group, Inc. on Form 10-K for the period ended December 31, 1999).

      10.14*            Employment Agreement between Wit SoundView Group, Inc. and
                        Brian Bristol.

      10.15             Third Amended and Restated Stockholders Agreement, dated
                        April 8, 1999, between Wit SoundView Group, Inc. and the stockholders named therein (Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1
                        (File No. 333-74619) of Wit SoundView Group, Inc.).

      10.16             Third Amended and Restated Registration Rights Agreement,
                        dated April 8, 1999, between Wit SoundView Group, Inc. and the stockholders named therein (Incorporated by reference to
                        Exhibit 10.14 to the Registration Statement on Form S-1
                        (File No. 333-74619) of Wit SoundView Group, Inc.).

      10.17             Purchase Agreement, dated as of March 29, 1999, by and
                        between Wit SoundView Group, Inc. and The Goldman Sachs
                        Group, L.P. (Incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 (File No. 333-74619)
                        of Wit SoundView Group, Inc.).

      10.18(a) Strategic Alliance Agreement, dated as of May 15, 2000, by and between E*TRADE Group, Inc. (Incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-4
                        (No. 333-42062) of Wit SoundView Group, Inc.).

      10.18(b)          Amended and Restated Strategic Alliance Agreement, dated as of September 26, 2000 by and between E*TRADE Group Inc. and
                        Wit SoundView Group, Inc. (Incorporated by reference to
                        Exhibit 10.14(b) to the Post Effective Amendment No. 1 to
                        Registration Statement on Form S-4 (No. 333-42062) of Wit
                        SoundView Group, Inc.).

      10.19             Account Transfer Agreement, dated as of May 15, 2000, by and between E*TRADE Group Inc. and Wit SoundView Group, Inc.
                        (Incorporated by reference to Exhibit 10.15 to the
                        Registration Statement on Form S-4 (No. 333-42062) of Wit
                        SoundView Group, Inc.).

      10.20 Standstill Agreement, dated as of May 15, 2000, by and between E*TRADE Group Inc. and Wit SoundView Group, Inc.
                        (Incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-4 (No. 333-42062) of Wit
                        SoundView Group, Inc.).

      10.21             Form of Escrow Agreement by and among E*TRADE Group Inc.,
                        Wit SoundView Group, Inc. and Escrow Agent. (Incorporated by
                        reference to Exhibit 10.17 to the Registration Statement on
                        Form S-4 (No. 333-42062) of Wit SoundView Group, Inc.).

      10.22             Stock Purchase Agreement, dated as of May 15, 2000, by and among E*TRADE Group Inc., Wit SoundView Group, Inc. and
                        certain entities affiliated with General Atlantic Partners,
                        LLC. (Incorporated by reference to Exhibit 10.18 to the
                        Registration Statement on Form S-4 (No. 333-42062) of Wit
                        SoundView Group, Inc.).

      10.23             E*OFFERING Corp. 2000 Restricted Stock Plan. (Incorporated
                        by reference to Exhibit 10.19 to the Registration Statement on Form S-4 (No. 333-42062) of Wit SoundView Group, Inc.).

      10.24             E*OFFERING Corp. 2000 Restricted Stock Plan Restricted Stock
                        Agreement (Incorporated by reference to Exhibit 10.20 to the
                        Registration Statement on Form S-4 (No. 333-42062) of Wit
                        SoundView Group, Inc.).

      21.1              List of subsidiaries of Wit SoundView Group, Inc.

      23.1              Consent of Arthur Andersen LLP with regard to the financial statements of Wit SoundView Group, Inc.

      23.2 Consent of Arthur Andersen with regard to the financial statements of Wit Capital Japan, Inc.

      24.1              Powers of Attorney (included on signature page).

(b) Reports on Form 8-K

    On February 1, 2000, the Company filed a current report on Form 8-K regarding the completion of the acquisition of SoundView Technology Group, Inc. on January 31, 2000 pursuant to the terms of an Agreement and Plan of Merger, dated as of October 31, 1999, by and among Wit Capital Group, Inc., SoundView Technology Group, Inc. and W/S Merger Corp., a wholly-owned subsidiary of Wit Capital Group, Inc.

    On May 26, 2000, the Company filed a current report on Form 8-K regarding the announcement of its strategic alliance with E*TRADE Group Inc. and its proposed acquisition of E*OFFERING Corp. pursuant to the terms of an Agreement and Plan of Merger, dated as of May 15, 2000, by and among Wit Capital
Group, Inc., Wit SoundView Corporation and E*OFFERING Corp.

    On October 31, 2000 the Company filed a current report on Form 8-K regarding the completion of the acquisition of E*OFFERING Corp. on October 16, 2000 pursuant to the terms of an Agreement and Plan of Merger, dated as of May 15, 2000, as amended September 26, 2000, by and among Wit Capital Group, Inc., Wit SoundView Corporation and E*OFFERING Corp.

                                   SIGNATURES

    Pursuant to the requirements of the Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of New York, the State of New York, on the 30th day of March 2001.

                                                       WIT SOUNDVIEW GROUP, INC.

                                                       By:             /s/ ROBERT H. LESSIN
                                                            -----------------------------------------
                                                                         Robert H. Lessin
                                                                      CHAIRMAN OF THE BOARD

                                                       By:              /s/ MARK F. LOEHR
                                                            -----------------------------------------
                                                                          Mark F. Loehr
                                                                     CHIEF EXECUTIVE OFFICER

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert H. Lessin and Mark F. Loehr, and each of them, with full power to act without the other, such person's true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign this report, any and all amendments thereto and to file the same with exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange commission granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                /s/ ROBERT H. LESSIN
     -------------------------------------------       Chairman of the Board and       March 29, 2001
                  Robert H. Lessin                       Director

                  /s/ MARK F. LOEHR                    Chief Executive Officer and
     -------------------------------------------         Director (Principal           March 27, 2001
                    Mark F. Loehr                        Executive Officer)

                 /s/ ANDREW D. KLEIN
     -------------------------------------------       Director                        March 30, 2001
                   Andrew D. Klein

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                /s/ RUSSELL D. CRABS
     -------------------------------------------       President and Director          March 30, 2001
                  Russell D. Crabs

     -------------------------------------------       Director                        March   , 2001
                Christos M. Cotsakos

     -------------------------------------------       Director                        March   , 2001
                   William E. Ford

     -------------------------------------------       Director                        March   , 2001
                  John H.N. Fisher

              /s/ EDWARD H. FLEISCHMAN
     -------------------------------------------       Director                        March 30, 2001
                Edward H. Fleischman

               /s/ JOSEPH R. HARDIMAN
     -------------------------------------------       Director                        March 29, 2001
                 Joseph R. Hardiman

                /s/ GILBERT C. MAURER
     -------------------------------------------       Director                        March 28, 2001
                  Gilbert C. Maurer

                /s/ CURTIS L. SNYDER                   Chief Financial Officer
     -------------------------------------------         (Principal Financial and      March 29, 2001
                  Curtis L. Snyder                       Accounting Officer)

                   WIT SOUNDVIEW GROUP, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants....................     F-2
Consolidated Statements of Financial Condition as of
  December 31, 2000 and 1999................................     F-3
Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998..........................     F-4
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 2000, 1999 and 1998......     F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................     F-6
Notes to Consolidated Financial Statements..................     F-8
Schedule to Consolidated Financial Statements...............    F-20
Notes to Schedule to Consolidated Financial Statements......    F-25

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Wit SoundView Group, Inc.:

    We have audited the accompanying consolidated statements of financial condition of Wit SoundView Group, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000, and 1999 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wit SoundView Group, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

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

Arthur Andersen LLP

New York, New York
January 23, 2001

                   WIT SOUNDVIEW GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                           DECEMBER 31, 2000 AND 1999

                                                                  2000           1999
                                                              ------------   ------------
                           ASSETS
- ------------------------------------------------------------
CASH AND CASH EQUIVALENTS...................................  $184,788,892   $ 12,447,885
RECEIVABLE FROM CLEARING BROKER.............................    96,664,731        681,807
SECURITIES OWNED, at market or fair value...................     9,170,897    114,468,173
INVESTMENT BANKING FEES RECEIVABLE..........................    13,507,616      3,570,176
INVESTMENTS.................................................    50,055,639        540,535
INVESTMENTS IN AFFILIATES...................................    21,341,809     16,970,868
INTANGIBLE ASSETS, net of accumulated amortization of
  $25,176,159 and $0 at December 31, 2000 and 1999,
  respectively
    Goodwill................................................   401,744,007             --
    Strategic alliance agreement............................    82,991,667             --
    Institutional client relationships......................    61,464,587             --
    Other...................................................     8,096,942             --
FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net of
  accumulated depreciation and amortization of $9,294,769
  and $1,110,369 at December 31, 2000 and 1999,
  respectively..............................................    19,745,402      6,312,242
COMPUTER SOFTWARE, net of accumulated amortization of
  $166,845 and $1,212,907 at December 31, 2000 and 1999,
  respectively..............................................     1,178,473      3,706,112
PREPAID EXPENSES............................................     3,287,777      1,610,628
OTHER ASSETS................................................    43,694,155      3,309,750
                                                              ------------   ------------
Total assets................................................  $997,732,594   $163,618,176
                                                              ============   ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------------------------------
LIABILITIES:
Securities sold but not yet purchased, at market value......       357,359         39,234
Accounts payable and accrued expenses.......................    15,053,362      5,130,675
Accrued compensation........................................   129,050,585     13,506,087
Deferred tax liabilities....................................    51,597,127             --
Other liabilities...........................................     7,021,564        540,647
                                                              ------------   ------------
Total liabilities...........................................   203,079,997     19,216,643
                                                              ------------   ------------
STOCKHOLDERS' EQUITY:
Preferred Stock, $.001 par value, 30,000,000 shares
  authorized, no shares issued or outstanding at December
  31, 2000 and 1999.........................................            --             --
Common Stock, $.01 par value, 500,000,000 shares authorized;
  111,060,242 and 61,629,828 shares issued at December 31,
  2000 and issued and outstanding at December 31, 1999,
  respectively..............................................     1,110,602        616,298
Common Stock, Class B, $.01 par value, 75,000,000 shares
  authorized; 11,666,666 shares issued and outstanding at
  December 31, 2000 and 1999................................       116,667        116,667
Additional paid-in capital..................................   897,103,173    196,777,759
Accumulated deficit.........................................   (56,423,230)   (34,464,356)
Notes receivable from stockholders..........................   (15,275,896)   (15,333,070)
Deferred compensation.......................................   (19,698,951)    (3,311,765)
Treasury stock, at cost, 2,095,788 shares at December 31,
  2000......................................................   (12,279,768)            --
                                                              ------------   ------------
Total stockholders' equity..................................   794,652,597    144,401,533
                                                              ------------   ------------
Total liabilities and stockholders' equity..................  $997,732,594   $163,618,176
                                                              ============   ============

 The accompanying notes are an integral part of these consolidated statements.

                   WIT SOUNDVIEW GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                           2000           1999          1998
                                                       ------------   ------------   -----------
REVENUES:
  Investment banking.................................  $200,239,440   $ 30,269,532   $ 1,515,105
  Brokerage..........................................   154,928,197      7,087,700       294,454
  Interest and investment income.....................    12,276,022      4,716,824       182,880
  Asset management fees..............................    11,449,342        376,966            --
  Gain (loss) on investments.........................    (3,213,202)     6,027,725        45,370
  Other..............................................      (155,140)       138,804            --
                                                       ------------   ------------   -----------
  Total revenues.....................................   375,524,659     48,617,551     2,037,809
                                                       ------------   ------------   -----------
EXPENSES:
  Compensation and benefits..........................   215,318,644     39,013,625     4,444,271
  Brokerage and clearance............................    25,537,532      5,346,959       186,322
  Amortization of intangible assets and goodwill.....    25,176,159             --            --
  Marketing and business development.................    15,711,361      2,594,222     1,205,965
  Data processing and communications.................     9,587,089      3,449,259       625,231
  Professional services..............................     9,208,958      4,952,832       877,822
  Depreciation and amortization......................     6,894,094      1,609,492       896,652
  Technology development.............................     5,780,940      2,771,792     1,155,959
  Occupancy..........................................     5,176,976      1,108,770       237,334
  Discontinuance of retail brokerage operations......    11,605,401             --            --
  Write-off of computer software and equipment.......     1,339,772      5,565,247            --
  Other..............................................     8,209,551      2,548,829     1,202,143
                                                       ------------   ------------   -----------
  Total expenses.....................................   339,546,477     68,961,027    10,831,699
                                                       ------------   ------------   -----------
  Income (loss) from operations......................    35,978,182    (20,343,476)   (8,793,890)
  Loss on strategic investment.......................   (13,727,858)            --            --
                                                       ------------   ------------   -----------
Income (loss) before provision for income taxes and
  equity in net loss of affiliates...................    22,250,324    (20,343,476)   (8,793,890)
Provision for income taxes...........................    24,129,194             --            --
                                                       ------------   ------------   -----------
Loss before equity in net loss of affiliates.........    (1,878,870)   (20,343,476)   (8,793,890)
  Equity in net loss of affiliates...................   (20,080,004)      (560,439)           --
                                                       ------------   ------------   -----------
Net loss.............................................  $(21,958,874)  $(20,903,915)  $(8,793,890)
                                                       ============   ============   ===========
NET LOSS PER SHARE:
  Basic..............................................  $       (.26)  $       (.52)  $     (1.23)
  Diluted............................................  $       (.26)  $       (.52)  $     (1.23)
WEIGHTED AVERAGE SHARES USED IN THE COMPUTATION OF
  NET LOSS PER SHARE:
  Basic..............................................    84,551,145     39,909,794     7,140,123
  Diluted............................................    84,551,145     39,909,794     7,140,123

 The accompanying notes are an integral part of these consolidated statements.

                   WIT SOUNDVIEW GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                        OLD         NEW       CLASS B    CLASS C     ADDITIONAL
                                          PREFERRED    COMMON      COMMON      COMMON     COMMON      PAID-IN      ACCUMULATED
                                            STOCK      STOCK       STOCK       STOCK      STOCK       CAPITAL        DEFICIT
                                          ---------   --------   ----------   --------   --------   ------------   ------------
STOCKHOLDERS' EQUITY, December 31,
  1997..................................  $ 77,200    $70,561    $       --   $    --    $    --    $  9,786,065   $(4,766,551)
Issuance of common stock................        --      1,836            --        --         --         262,115            --
Issuance of common stock for note
  receivable............................        --     40,250            --        --         --       5,709,750            --
Issuance of Series A Preferred Stock....    12,780         --            --        --         --       1,286,600            --
Issuance of Series B Preferred Stock....    23,050         --            --        --         --       2,251,932            --
Issuance of Series C Preferred Stock....    59,028         --            --        --         --       5,782,184            --
Issuance of Series D Preferred Stock....    99,333         --            --        --         --      14,456,011            --
Net loss................................        --         --            --        --         --              --    (8,793,890)
                                          --------    --------   ----------   --------   --------   ------------   ------------
STOCKHOLDERS' EQUITY, December 31,
  1998..................................   271,391    112,647            --        --         --      39,534,657   (13,560,441)
Issuance of common stock in initial
  public offering, net..................        --         --        87,400        --         --      72,689,869            --
Issuance of common stock................        --     15,330         4,718        --      6,835       3,921,188            --
Issuance of common stock for notes
  receivable............................        --     47,595            --        --         --       8,919,642            --
Issuance of Series D Preferred Stock....   214,001         --            --        --         --      31,362,528            --
Issuance of Series E Preferred Stock....   116,667         --            --        --         --      24,741,546            --
Conversion of Old Common Stock to Class
  C Common..............................        --    (175,572)          --        --    175,572              --            --
Conversion of Class C to New Common
  Stock.................................        --         --       524,180        --    (524,180)            --            --
Conversion of Series A through E
  Preferred to Class B and C Common.....  (602,059)        --            --   116,667    339,773         145,619            --
Issuance of restricted stock to
  employees.............................        --         --            --        --      2,000       3,642,880            --
Compensation expense on restricted stock
  grants................................        --         --            --        --         --              --            --
Increase in equity investment in
  affiliate resulting from issuance of
  stock.................................        --         --            --        --         --      11,819,830            --
Net loss................................        --         --            --        --         --              --   (20,903,915)
                                          --------    --------   ----------   --------   --------   ------------   ------------
STOCKHOLDERS' EQUITY, December 31,
  1999..................................        --         --       616,298   116,667         --     196,777,759   (34,464,356)
Issuances of common stock...............        --         --        70,057        --         --      45,797,956            --
Issuance of common stock for notes
  receivable............................        --         --           750        --         --         978,938            --
Repurchases of common stock.............        --         --            --        --         --              --            --
Notes receivable acquired in SoundView
  and E*OFFERING mergers................        --         --            --        --         --              --            --
Repayments of notes receivable..........        --         --            --        --         --              --            --
Issuance of common stock in SoundView
  merger................................        --         --       113,647        --         --     290,889,835            --
Issuance of common stock in E*OFFERING
  merger................................        --         --       272,366        --         --     301,618,006            --
Issuance of restricted stock to
  employees.............................        --         --        20,611        --         --      22,641,480            --
Deferred compensation on unvested
  replacement options...................        --         --            --        --         --              --            --
Compensation expense on restricted stock
  grants and unvested replacement
  options...............................        --         --            --        --         --              --            --
Forfeitures of restricted stock grants
  and unvested options..................        --         --        (1,913)       --         --      (1,864,326)           --
Tax benefit on non-qualified option
  exercises.............................        --         --            --        --         --       6,948,852            --
Issuance of common stock for strategic
  investment............................        --         --        18,786        --         --      30,978,048            --
Modifications of stock based awards.....        --         --            --        --         --       2,336,625            --
Net loss................................        --         --            --        --         --              --   (21,958,874)
                                          --------    --------   ----------   --------   --------   ------------   ------------
STOCKHOLDERS' EQUITY, December 31,
  2000..................................  $     --    $    --    $1,110,602   $116,667   $    --    $897,103,173   $(56,423,230)
                                          ========    ========   ==========   ========   ========   ============   ============

                                             NOTES
                                           RECEIVABLE
                                              FROM         DEFERRED                       SUBSCRIPTIONS
                                          STOCKHOLDERS   COMPENSATION    TREASURY STOCK    RECEIVABLE        TOTAL
                                          ------------   -------------   --------------   -------------   ------------
STOCKHOLDERS' EQUITY, December 31,
  1997..................................  $        --    $         --     $         --    $   (308,000)   $  4,859,275
Issuance of common stock................           --              --               --              --         263,951
Issuance of common stock for note
  receivable............................   (5,750,000)             --               --              --              --
Issuance of Series A Preferred Stock....           --              --               --         308,000       1,607,380
Issuance of Series B Preferred Stock....           --              --               --              --       2,274,982
Issuance of Series C Preferred Stock....           --              --               --              --       5,841,212
Issuance of Series D Preferred Stock....           --              --               --              --      14,555,344
Net loss................................           --              --               --              --      (8,793,890)
                                          ------------   ------------     ------------    ------------    ------------
STOCKHOLDERS' EQUITY, December 31,
  1998..................................   (5,750,000)             --               --              --      20,608,254
Issuance of common stock in initial
  public offering, net..................           --              --               --              --      72,777,269
Issuance of common stock................           --              --               --              --       3,948,071
Issuance of common stock for notes
  receivable............................   (9,583,070)             --               --              --        (615,833)
Issuance of Series D Preferred Stock....           --              --               --              --      31,576,529
Issuance of Series E Preferred Stock....           --              --               --              --      24,858,213
Conversion of Old Common Stock to Class
  C Common..............................           --              --               --              --              --
Conversion of Class C to New Common
  Stock.................................           --              --               --              --              --
Conversion of Series A through E
  Preferred to Class B and C Common.....           --              --               --              --              --
Issuance of restricted stock to
  employees.............................           --      (3,644,880)              --              --              --
Compensation expense on restricted stock
  grants................................           --         333,115               --              --         333,115
Increase in equity investment in
  affiliate resulting from issuance of
  stock.................................           --              --               --              --      11,819,830
Net loss................................           --              --               --              --     (20,903,915)
                                          ------------   ------------     ------------    ------------    ------------
STOCKHOLDERS' EQUITY, December 31,
  1999..................................  (15,333,070)     (3,311,765)              --              --     144,401,533
Issuances of common stock...............           --              --          437,494              --      46,305,507
Issuance of common stock for notes
  receivable............................     (979,688)             --               --              --              --
Repurchases of common stock.............      596,560              --      (12,717,262)             --     (12,120,702)
Notes receivable acquired in SoundView
  and E*OFFERING mergers................   (2,306,269)             --               --              --      (2,306,269)
Repayments of notes receivable..........    2,746,571              --               --              --       2,746,571
Issuance of common stock in SoundView
  merger................................           --              --               --              --     291,003,482
Issuance of common stock in E*OFFERING
  merger................................           --              --               --              --     301,890,372
Issuance of restricted stock to
  employees.............................           --     (22,662,091)              --              --              --
Deferred compensation on unvested
  replacement options...................           --      (2,021,276)              --              --      (2,021,276)
Compensation expense on restricted stock
  grants and unvested replacement
  options...............................           --       6,062,586               --              --       6,062,586
Forfeitures of restricted stock grants
  and unvested options..................           --       2,233,595               --              --         367,356
Tax benefit on non-qualified option
  exercises.............................           --              --               --              --       6,948,852
Issuance of common stock for strategic
  investment............................           --              --               --              --      30,996,834
Modifications of stock based awards.....           --              --               --              --       2,336,625
Net loss................................           --              --               --              --     (21,958,874)
                                          ------------   ------------     ------------    ------------    ------------
STOCKHOLDERS' EQUITY, December 31,
  2000..................................  $(15,275,896)  $(19,698,951)    $(12,279,768)   $         --    $794,652,597
                                          ============   ============     ============    ============    ============

                   WIT SOUNDVIEW GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                          2000           1999           1998
                                                      ------------   -------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..........................................  $(21,958,874)  $ (20,903,915)  $(8,793,890)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities-
    Deferred tax expense............................    19,475,707              --            --
    Equity in net loss of affiliates................    20,080,004         560,439            --
    Write-off of computer software and equipment....     1,339,772       5,565,247            --
    Loss on strategic investment....................    13,727,858              --            --
    Non-cash charges related to stock based
      compensation..................................     8,398,964         333,115            --
    Depreciation and amortization...................    32,070,253       1,609,492       896,652
    Discontinuance of retail brokerage operations...     2,630,255              --            --
    Other non-cash expenses.........................            --              --     1,522,901
  (Increase) decrease in operating assets-
    Receivable from clearing broker.................   (54,661,627)       (562,495)       17,052
    Securities owned................................     5,647,167      (5,094,236)     (217,789)
    Investment banking fees receivable..............    12,014,714      (3,057,224)     (512,952)
    Investments.....................................   (10,185,523)       (538,986)           --
    Prepaid expenses................................      (610,129)     (1,466,198)     (188,343)
    Other assets....................................   (14,735,649)     (2,888,393)     (316,487)
  Increase (decrease) in operating liabilities-
    Securities sold but not yet purchased...........      (374,552)         39,234            --
    Accounts payable and accrued expenses...........    (6,568,411)      4,730,846      (127,618)
    Accrued compensation............................    69,924,728      12,873,451       284,210
    Other liabilities...............................    (7,623,213)       (115,042)      554,189
                                                      ------------   -------------   -----------
      Net cash provided by (used in) operating
        activities..................................    68,591,444      (8,914,665)   (6,882,075)
                                                      ------------   -------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in Wit Capital Japan...................   (18,919,083)        (88,615)           --
  Investment in Wit Capital Europe..................            --      (5,624,429)           --
  Acquisition of SoundView, net of cash received....    (6,773,571)             --            --
  Cash received in acquisition of E*OFFERING........       222,926              --            --
  Purchases of short-term investments...............   (43,660,851)   (153,117,995)           --
  Sales of short-term investments...................   146,141,459      44,502,351            --
  Purchases of computer software....................    (3,879,484)     (8,399,254)      (21,542)
  Purchases of furniture, equipment and leasehold
    improvements....................................    (6,125,662)     (6,563,903)     (436,243)
                                                      ------------   -------------   -----------
      Net cash provided by (used in) investing
        activities..................................    67,005,734    (129,291,845)     (457,785)
                                                      ------------   -------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments and issuances of notes receivable from
    stockholders....................................     2,746,571        (615,833)           --
  Repurchases of common stock.......................   (12,120,702)             --            --
  Net proceeds from IPO of common stock.............            --      72,777,269            --
  Proceeds from issuance of common stock............    46,117,960       3,948,071        60,301
  Net proceeds from issuance of preferred stock.....            --      56,434,742    24,278,918
                                                      ------------   -------------   -----------
  Net cash provided by financing activities.........    36,743,829     132,544,249    24,339,219
                                                      ------------   -------------   -----------
      Net increase (decrease) in cash and cash
        equivalents.................................   172,341,007      (5,662,261)   16,999,359
Cash and cash equivalents, beginning of year........    12,447,885      18,110,146     1,110,787
                                                      ------------   -------------   -----------
Cash and cash equivalents, end of year..............  $184,788,892   $  12,447,885   $18,110,146
                                                      ============   =============   ===========

                   WIT SOUNDVIEW GROUP, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                          2000           1999           1998
                                                      ------------   -------------   -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for-
    Interest........................................  $         --   $       3,822   $     7,211
    Taxes...........................................    13,329,054          18,830        43,181
NON-CASH TRANSACTIONS:
  Issuance of common stock for notes receivable.....  $    979,688   $   8,967,237   $ 5,750,000
  Issuance of common stock for web site
    development.....................................            --              --       203,650
  Issuance of common stock for strategic
    investment......................................    30,996,834              --            --
  Issuance of common stock for consulting
    services........................................            --          40,613            --
  Issuance of restricted stock to employees.........    22,662,091       3,644,880            --
  Tax benefit from non-qualified option exercises
    recorded through stockholders' equity...........     7,364,059              --            --
  Increase in equity investment in affiliate
    resulting from issuance of stock................            --      11,819,830            --
Acquisition of SoundView:
  Fair value of assets acquired, net of cash
    received........................................    44,431,499              --            --
  Intangible assets and goodwill....................   275,857,420              --            --
  Issuance of common stock..........................   291,003,482              --            --
  Deferred tax asset................................    16,770,000              --            --
  Deferred tax liabilities..........................    32,465,000              --            --
Acquisition of E*OFFERING:
  Fair value of assets acquired, net of cash
    received........................................    12,594,705              --            --
  Intangible assets and goodwill....................   304,031,014              --            --
  Issuance of common stock..........................   301,890,372              --            --
  Deferred tax asset................................     9,295,676              --            --
  Deferred tax liabilities..........................    17,147,407              --            --
  Deferred compensation on unvested replacement
    options.........................................     2,021,276              --            --

 The accompanying notes are an integral part of these consolidated statements.

                   WIT SOUNDVIEW GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998

1. ORGANIZATION AND BUSINESS

    Wit SoundView Group, Inc. (the "Company" or "WSVG", formerly Wit Capital Group, Inc.) was incorporated on March 27, 1996 and commenced operations in September 1997. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Wit SoundView Corporation ("WSV", formerly SoundView Technology Group, Inc.), Wit Capital Corporation ("WCC"), SoundView Asset Management, Inc. ("SAM"), SoundView Capital Management, Inc. ("SCM") and Wit SoundView Ventures Corp. ("Wit SoundView Ventures").

    The Company is an investment banking firm focused exclusively on the technology sector and offers a strong complement of investment banking services, including public offerings, M&A advisory and private equity placements. The Company produces comprehensive sell-side research on over 260 technology companies. The Company's brokerage operations provide a variety of sales and trading services to institutional investors. The Company's venture capital operation, Wit SoundView Ventures, has established and currently manages a number of venture capital funds that provide investors with the opportunity to participate in technology and Internet related investments.

    WSV has an agreement with Bear Stearns, pursuant to which Bear Stearns clears securities transactions, carries customers' accounts on a fully disclosed basis, and performs record-keeping functions for WSV.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management does not believe that actual results will differ materially from these estimates.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries WSV, WCC, SAM, SCM and Wit SoundView Ventures. Material intercompany balances and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include amounts that are readily convertible into cash and highly liquid investments with original maturities of three months or less at the time of purchase.

SECURITIES OWNED

    Securities transactions and the related expenses are recorded on a trade date basis and are valued at market or fair value.

INVESTMENTS

    The Company holds investments in publicly traded and privately held companies and in limited partnerships. The Company's investments in publicly traded and privately held companies are accounted for at market or fair value. The Company also holds strategic investments which are

                   WIT SOUNDVIEW GROUP, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) accounted for at market or fair value with the accompanying gains or losses presented separately in the accompanying consolidated statement of operations.

INTANGIBLE ASSETS

    Intangible assets are comprised of identifiable intangible assets and goodwill from acquisitions. These intangible assets are being amortized on a straight-line basis over periods ranging from three to twenty years. The allocation of the purchase price in the mergers and the determination of useful lives were based upon an independent appraisal. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life may warrant revision or that the remaining balance may be impaired.

COMPUTER SOFTWARE

    Costs capitalized related to the purchase of computer software are being amortized over a period of three years. Costs capitalized related to the development of software for internal use are amortized over the estimated useful lives of the software generally over periods of between one and three years.

FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Furniture, equipment and leasehold improvements are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the assets, ranging from two and five years for furniture and computer hardware, respectively, to ten years for leasehold improvements.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    Substantially all assets and liabilities carried at historical cost or contract value approximate fair value due to their relatively short-term nature.

INVESTMENTS IN AFFILIATES

    Investments in affiliates are accounted for under the equity method.

REVENUE RECOGNITION

    Investment banking revenue is generated as a result of the Company managing, co-managing and participating in various underwritings and from advisory or other services provided to clients.

    Fees from investment banking activities are recognized when the offering or services are complete and the income is reasonably determinable.

REPORTABLE OPERATING SEGMENT

    The Company considers its present operations to be one reportable segment for purposes of presenting financial information and for evaluating its performance. The financial statement information presented in the accompanying consolidated financial statements is consistent with the preparation of financial information for the purpose of internal use.

                   WIT SOUNDVIEW GROUP, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INCOME TAXES

    The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that realization of such benefits is more likely than not.

PENDING ACCOUNTING PRONOUNCEMENTS

    In June 1998, The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement established accounting and reporting standards for derivative instruments, certain derivative instruments embedded in other contracts and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative and the resulting designation. This statement as amended by SFAS No. 137 is effective for all fiscal years beginning after June 15, 2000. The Company does not believe that the adoption of this statement will have a material impact on the Company's consolidated financial statements.

    In September of 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125"
("SFAS 140"). SFAS 140 amends the recognition and reclassification of collateral and disclosures related to securitization transactions and collateral. These changes are effective for fiscal years ending after December 15, 2000. SFAS 140 also amends the accounting for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The impact of SFAS 140 provisions effective subsequent to March 31, 2001 is not anticipated to have a material impact on the Company's consolidated financial statements.

RECLASSIFICATIONS

    Certain prior year balances have been reclassified to conform with the current year's presentation.

3. BUSINESS COMBINATIONS

    On January 31, 2000, the Company completed its merger with SoundView Technology Group, Inc. ("SoundView"). Under the terms of the agreement, the Company acquired the outstanding shares of SoundView in exchange for approximately $313 million, consisting of common stock, options replacing SoundView's options and $22.5 million in cash. The acquisition was accounted for using the purchase method of accounting. A portion of the purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair value at the date of acquisition while the balance of $275 million was recorded as intangible assets and goodwill and is being amortized over various periods ranging from 3 to 20 years on a straight-line basis.

    On October 16, 2000, the Company completed its merger with E*OFFERING Corp. ("E*OFFERING"). As consideration for the merger, the Company issued approximately 27.2 million shares of common stock and options and warrants to purchase shares of the Company's common stock with an approximate value of $302 million to the shareholders of E*OFFERING. The excess of cost over the estimated fair value of net assets acquired was allocated to certain identifiable intangible

                   WIT SOUNDVIEW GROUP, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

3. BUSINESS COMBINATIONS (CONTINUED)
assets and goodwill, a total of approximately $304 million which is being amortized on a straight-line basis over periods between 5 and 7 years. The Company also entered into an amended and restated Strategic Alliance Agreement with E*TRADE Group Inc. ("E*TRADE") which provides that the Company will be the exclusive source of retail equity or equity related securities in initial public offerings, follow-on offerings and certain private placements to the
3.6 million customers of E*TRADE. Pursuant to the Strategic Alliance Agreement, E*TRADE will receive a portion of the dealer selling concession received by the Company. E*TRADE's percentage of such revenue will depend on the number of shares allocated to E*TRADE's customers and whether the Company acts as lead managing underwriter or in another capacity. As consideration for the Strategic Alliance Agreement, the Company issued 4,025,948 shares of common stock and a warrant to purchase an additional 2 million shares of common stock to E*TRADE.

    The following unaudited pro forma information reflects summary statement of operations information had the acquisitions of SoundView and E*OFFFERING been completed as of the beginning of the periods presented. The pro forma information for the year ended December 31, 2000, includes the results of the SoundView merger from January 31, 2000, the date on which that merger was completed.

                                                          DECEMBER 31,
                                                   ---------------------------
                                                       2000           1999
                                                   ------------   ------------
Total revenues...................................  $401,541,143   $239,430,941
Loss before income taxes and equity in net loss
  of affiliates..................................   (39,430,041)   (64,995,909)
Net loss.........................................   (65,424,246)   (58,426,631)
Net loss per diluted share.......................  $      (0.60)  $      (0.71)

4. INVESTMENTS IN AFFILIATES

    In July 1999, the Company entered into a joint venture agreement with Trans Cosmos, Inc. and an investment agreement with Mitsubishi Corporation to establish a Japanese investment banking firm known as Wit Capital Japan, Inc. ("WCJ"). WCJ was incorporated in August 1999 and is based in Tokyo. As anticipated, in October 1999, WCJ signed a second round of financing which reduced the Company's ownership in the joint venture from 60 percent to approximately 30 percent. In connection with the issuance of common stock by WCJ in the above mentioned financing round, the Company recorded the difference between the carrying amount of its investment in WCJ and its pro-rata share of the underlying net book value as an increase to its investment and a corresponding increase in stockholders' equity in the amount of $11,819,830.

    In May 2000 and September 2000, the Company made additional investments of $10.5 million and $8.4 million, respectively in WCJ. As of December 31, 2000 and 1999, the Company's ownership interest in WCJ was 39.5 percent and
33.2 percent, respectively.

    On October 26, 1999, the Company and enba plc ("enba") announced their intention to combine their efforts to establish a Pan-European investment banking firm, known as Wit Capital Europe Group PLC ("WCE"). As of December 31, 1999, the Company and enba jointly controlled WCE and owned 55 percent and 45 percent, respectively, of the outstanding equity of WCE. In December 1999 the Company contributed approximately $5.6 million to the joint venture. The Company also entered into a

                   WIT SOUNDVIEW GROUP, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

4. INVESTMENTS IN AFFILIATES (CONTINUED) subscription agreement to acquire 189,748 shares of enba in exchange for 1,878,596 shares of the Company's common stock, which took place during the first quarter of 2000.

    In March 2000, Cazenove & Co., a London based securities firm, made an investment in WCE, decreasing the Company's ownership interest to 49 percent. Additionally in 2000, the Company and enba commenced negotiating an unwinding of enba's participation in the joint venture. Based on an agreement in principle that was reached in late 2000, the Company recorded a loss on its investment in enba of approximately $13.7 million, representing management's estimate of the impairment in value of the investment at December 31, 2000.

    The Company's equity investment in WCE was written-off during August 2000 as a result of the Company's pro rata share of WCE's net losses since inception exceeding the carrying value of its investment. The Company has continued to accrue its pro rata share of WCE's net losses incurred subsequent to August 2000, as it is probable that the Company will make an additional investment in WCE in a future period (see Note 17).

5. SECURITIES OWNED

    Details of securities owned at December 31, 2000 and 1999 are as follows:

                                                           DECEMBER 31,
                                                     -------------------------
                                                        2000          1999
                                                     ----------   ------------
U.S. Government obligations........................  $       --   $ 23,645,877
Federal Agency securities..........................          --     44,731,291
Asset Backed securities............................          --     24,896,691
Corporate bonds....................................          --     14,385,940
Equity securities..................................   2,204,419             --
Warrants to purchase equity securities.............     717,714      5,566,495
Other..............................................   6,248,764      1,241,879
                                                     ----------   ------------
                                                     $9,170,897   $114,468,173
                                                     ==========   ============

    As of December 31, 2000, other consists of certificates of deposit that are currently pledged as collateral for certain of the Company's lease commitments.

6. RELATED PARTY TRANSACTIONS

    WCC acted as a co-manager in the Company's initial public offering in June 1999. In connection with its role as a co-manager, WCC received approximately $1.3 million in underwriting concessions, which was recorded as a credit to stockholder's equity.

                   WIT SOUNDVIEW GROUP, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

7. WRITE-OFF OF COMPUTER SOFTWARE AND EQUIPMENT

    In December 1999, the Company completed its evaluation of whether to continue the roll out of its digital trading facility. In light of the rapidly changing environment for after-hours trading and alternative trading systems and its need to complete the merger with SoundView, the Company determined that it was not going to operate its digital trading facility. As of December 31, 1999, the Company had capitalized a total of approximately $8 million in costs related to the development of its digital trading facility and in light of its decision, wrote-down approximately $5.6 million of those costs representing management's estimate of the impairment in their value. Management estimated the fair value of the assets remaining by determining which assets were utilizable in other areas of the business as well as estimating the potential future cash inflows that might be received from the sale or licensing of part or all of the developed technology. In the first quarter of 2000, as a result of information that became available regarding redeployment of the remaining assets, the Company wrote-off an additional $1.3 million of capitalized costs representing management's estimate of the impairment in the value of the remaining assets.

8. DISCONTINUANCE OF RETAIL BROKERAGE OPERATIONS

    On September 29, 2000, in connection with the Company's merger with E*OFFERING, the Company transferred its online retail brokerage accounts to E*TRADE Securities, Inc. The Company recorded a corresponding expense of $11.6 million related to the discontinuance of its online retail brokerage operations. This charge includes a payment to WCC's clearing agent to terminate its contract, an accrual for severance payments to be made to certain employees whose services will no longer be required, and a write-off of all brokerage related assets that the Company will not employ in its business in the future.

9. INCOME TAXES

    The Company files consolidated Federal and combined New York State and New York City income tax returns with certain of its wholly-owned subsidiaries. The components of the Company's provision for income taxes are as follows:

Current:
  Federal...................................................  $   558,026
  State and local...........................................    4,095,461
                                                              -----------
                                                              $ 4,653,487
                                                              ===========
Deferred:
  Federal...................................................  $17,194,019
  State and local...........................................    2,281,688
                                                              -----------
                                                              $19,475,707
                                                              ===========

    The effective income tax differs from the amount computed by applying the federal statutory income tax rate because of the effect of state and local taxes and certain nondeductible expenses,

                   WIT SOUNDVIEW GROUP, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

9. INCOME TAXES (CONTINUED)
including amortization of intangible assets and goodwill. A reconciliation of the significant differences between the federal statutory income tax rate and the effective income tax rate is as follows:

                                                                2000
                                                              --------
Federal statutory income tax rate...........................     35%
State and local income taxes, net of federal benefit........     11
Non-deductible amortization of intangible assets and
  goodwill..................................................     20
Other.......................................................      1
                                                                 --
Effective income tax rate...................................     67%
                                                                 ==

    At December 31, 2000 and 1999, the Company had deferred tax assets of approximately $25.6 million and $14.3 million which were generated by the Company's net operating losses, E*OFFERING's net operating losses and from the exercise of non-qualified stock options. As of December 31, 1999 and 1998, the deferred tax assets are fully offset by valuation allowances.

    At December 31, 2000, the Company had deferred tax liabilities of approximately $51.6 million which were recorded to reflect the difference between the financial reporting and tax basis of intangible assets acquired in the Company's mergers with SoundView and E*OFFERING.

10. STOCKHOLDERS' EQUITY

COMMON STOCK

    As of December 31, 2000, the Company has $15,275,896 in partial recourse, interest bearing loans outstanding which were extended to certain of its executive officers and other employees, including its Chief Executive Officer in connection with purchases of common stock. Interest on the loans is recourse and nonrefundable. In the event these executive officers or employees cease to be employed by the Company, the Company has the right to purchase the unvested portion of such shares at the lower of the fair market value or the original purchase price. The shares vest incrementally over specified periods following their respective issuances. With the exception of shares owned by Robert H. Lessin, the Company's Chairman, none of the shares will be repurchasable by the Company after March 31, 2003; none of Mr. Lessin's shares will be repurchasable by the Company after April 1, 2001. In addition, the loans may be repaid at any time by these executive officers and their maturities will accelerate in the event of employment termination. The loans are collateralized by the Company's stock and will be reflected as notes receivable in stockholders' equity until repaid.

    On May 26, 1999, all outstanding common stock ("Old Common Stock") was converted into a newly created class C common stock ("Class C Common Stock"). On June 2, 1999, a 7 for 10 reverse stock split of Class C Common Stock and
Series E Preferred Stock was effected. Accordingly, all references in the consolidated financial statements to the number of shares of Class C Common Stock and Series E Preferred Stock and rights and per share amounts have been retroactively restated to reflect this reverse split. On June 4, 1999 Series A, B, C, D and E Preferred Stock was converted into Class C Common Stock at a conversion rate of 1.43 to 1 and Series E Preferred Stock was converted into class B common stock ("Class B Common Stock") at a conversion rate of 1 to 1.

                   WIT SOUNDVIEW GROUP, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

10. STOCKHOLDERS' EQUITY (CONTINUED)
    In June 1999, the Company completed an initial public offering and issued 8,740,000 shares of a newly created common stock ("New Common Stock") at a price of $9.00 per share. The Company received approximately $72.8 million in proceeds, net of underwriting discounts and other offering costs. On
December 7, 1999, shares of the Company's Class C Common Stock were converted into New Common Stock.

    In June 2000, the Company's Class C Common Stock was eliminated.

11. NET LOSS PER SHARE

    The following table sets forth the calculation of shares used in the computation of basic and diluted net loss per share:

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2000         1999         1998
                                                           ----------   ----------   ----------
Shares used in computations:
  Weighted average common shares used in computation of
    basic net loss per share.............................  84,551,145   39,909,794    7,140,123
  Dilutive effect of common stock equivalents............          --           --           --
                                                           ----------   ----------   ----------
  Weighted average shares used in computation of diluted
    net loss per share...................................  84,551,145   39,909,794    7,140,123
                                                           ==========   ==========   ==========

    Because the Company reported a net loss in each of the years above, the calculation of diluted earnings per share does not include convertible preferred stock, options, warrants, common stock collateralizing the notes receivable from stockholders, and unvested restricted stock as they are anti-dilutive and would result in a reduction of net loss per share. If the Company had reported net income, there would have been an additional 19,460,197, 29,458,414 and 8,189,535 shares as of December 31, 2000, 1999 and 1998, respectively, included in the calculation of diluted earnings per share.

12. EMPLOYEE BENEFIT PLANS AND OTHER COMPENSATION

OTHER COMPENSATION

    In February 1999, the Company entered into employment contracts with several employees which entitled the employees to a total of approximately $5.5 million in upfront payments. The Company recognized compensation expense of approximately $2.6 million related to amounts paid for which no future service by the employee is required. The Company recorded advances of $2.9 million which are being expensed over the employment contract periods for amounts for which the employee is required to provide service and is obligated to repay any unearned compensation in the event of termination or resignation prior to completing the contract term. As of December 31, 1999, an advance of approximately $1.4 million related to one employee's contract is included in other assets on the accompanying consolidated statements of financial condition. In February 2000, the remaining balance of this advance was expensed as future service by the employee was no longer required to earn the remaining balance.

                   WIT SOUNDVIEW GROUP, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

12. EMPLOYEE BENEFIT PLANS AND OTHER COMPENSATION (CONTINUED)
STOCK OPTION PLAN

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

    The following table summarizes the status of the Company's stock options as of December 31, 2000, 1999 and 1998 and the changes during these periods:

                                                                DECEMBER 31,
                        --------------------------------------------------------------------------------------------
                                           2000                            1999                           1998
                                     ----------------                ----------------               ----------------
                                     WEIGHTED AVERAGE                WEIGHTED AVERAGE               WEIGHTED AVERAGE
                          SHARES      EXERCISE PRICE      SHARES      EXERCISE PRICE     SHARES      EXERCISE PRICE
                        ----------   ----------------   ----------   ----------------   ---------   ----------------
Outstanding, beginning
  of year.............  11,368,027        $5.66          8,154,822        $1.47         3,267,772        $1.66
    Granted...........  16,259,159         4.80          9,061,151         7.07         5,834,500         1.49
    Exercised.........   2,916,608         1.64          4,584,107         1.74             5,950         1.71
    Forfeited.........   3,314,356         7.33          1,263,839         3.10           941,500         1.56
Outstanding, end of
  year................  21,396,222         5.36         11,368,027         5.66         8,154,822         1.47
Options exercisable,
  end of year.........   7,709,297         3.37          3,390,409         2.00         3,437,535         1.43

    The range of exercisable prices for the options outstanding and the options exercisable is $0.15--$34.88 and the weighted average is $5.36. The weighted average contractual lives for outstanding and exercisable options are 8.9 and
8.6 years as of December 31, 2000, 8.4 and 8.4 years as of December 31, 1999, and 8.9 and 8.0 years as of December 31, 1998, respectively.

    The fair value of each option granted during 1999 and 1998 prior to the Company's IPO was estimated on the date of the grant using the minimum value method prescribed by SFAS No. 123, assuming a dividend yield of zero and a risk-free interest rate of 6%. The fair value of each option granted after the Company's IPO was estimated on the date of the grant using the Black-Scholes method prescribed by SFAS No. 123, assuming a dividend yield of zero and a risk free interest rate of

                   WIT SOUNDVIEW GROUP, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

12. EMPLOYEE BENEFIT PLANS AND OTHER COMPENSATION (CONTINUED)
6.37% and 5.29% for 2000 and 1999, respectively. If the Company had recorded compensation expense for its stock options granted for the years ended
December 31, 2000, 1999 and 1998, in accordance with SFAS No. 123, the Company's pro forma net loss and pro forma net loss per share would be as follows:

                                                            DECEMBER 31,
                        -------------------------------------------------------------------------------------
                                   2000                          1999                         1998
                        ---------------------------   ---------------------------   -------------------------
                        AS REPORTED     PRO FORMA     AS REPORTED     PRO FORMA     AS REPORTED    PRO FORMA
                        ------------   ------------   ------------   ------------   -----------   -----------
Net loss..............  $(21,958,874)  $(30,629,139)  $(20,903,915)  $(22,923,461)  $(8,793,890)  $(9,268,941)
Net loss per common
  share:
Basic.................  $      (0.26)  $      (0.36)  $      (0.52)  $      (0.57)  $     (1.23)  $     (1.30)
Diluted...............  $      (0.26)  $      (0.36)  $      (0.52)  $      (0.57)  $     (1.23)  $     (1.30)

    Additionally, the Company granted a total of 2,061,073 and 200,000 shares of restricted stock to employees during 2000 and 1999, respectively, at no cost to the employees. The restricted stock vests over periods ranging from three to four years from the initial date of grant and is subject to continued employment and other restrictions. The Company is recording compensation expense related to these grants on a straight-line basis over the vesting period.

13. WARRANTS OUTSTANDING

    The Company has 10,153,045, 5,984,705 and 1,322,181 outstanding warrants as of December 31, 2000, 1999 and 1998, respectively. Warrants are exercisable for New Common Stock or Class B Common Stock. The following table summarizes the status of the Company's warrants as of December 31, 2000, 1999 and 1998 and the changes during these periods:

                                                                    DECEMBER 31,
                                -------------------------------------------------------------------------------------
                                           2000                          1999                         1998
                                ---------------------------   --------------------------   --------------------------
                                                WEIGHTED                     WEIGHTED                     WEIGHTED
                                                AVERAGE                      AVERAGE                      AVERAGE
                                  SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE
                                ----------   --------------   ---------   --------------   ---------   --------------
Outstanding, beginning of
  year........................   5,984,705        $5.45       1,322,181        $1.50         221,900        $1.84
    Granted...................   4,356,640         5.69       5,742,295         5.49       1,100,281         1.43
    Exercised.................     188,300         1.43       1,009,771         1.54              --           --
    Forfeited.................          --           --          70,000          .36              --           --
Outstanding, end of year......  10,153,045         5.56       5,984,705         5.45       1,322,181         1.50
Warrants exercisable, end of
  year........................   8,153,045         3.54         347,410         1.59       1,302,348         1.50

14. COMMITMENTS AND CONTINGENCIES

    The Company has noncancelable operating leases covering office space in New York, Stamford, Connecticut and San Francisco, California. The leases include scheduled rent increases and have various expirations ranging from 2001 to 2011.

                   WIT SOUNDVIEW GROUP, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

14. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Rent expense for the years ended December 31, 2000, 1999 and 1998 is $2,792,651, $514,083, and $137,454, respectively. Future lease commitments are as follows:

                                                              MINIMUM LEASE
                                                               OBLIGATION
                                                              -------------
Year ending December 31:
  2001......................................................   $ 7,890,398
  2002......................................................     6,511,920
  2003......................................................     6,081,192
  2004......................................................     6,076,684
  2005......................................................     6,193,293
  Thereafter................................................    31,124,988

    The Company is currently subject to claims and legal proceedings arising in the normal course of its business. In the opinion of management, the resolution of such legal proceedings should not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

15. CAPITAL REQUIREMENTS

    WSV and WCC are subject to the SEC's Uniform Net Capital Rule 15c3-1. WSV's net capital, as defined, is required to be the greater of $250,000 or an amount determinable based on the market prices and number of securities in which WSV acts as a market maker. As of December 31, 2000, WSV's net capital was $79,350,521, which was $78,748,021 in excess of the minimum net capital requirement. WCC's net capital, as defined, shall be required to be the greater of $100,000 or the minimum net capital required based on aggregate indebtedness. As of December 31, 2000 and December 31, 1999, WCC's ratio of aggregate indebtedness to net capital was 1.95 to 1 and .51 to 1 and its net capital was $3,328,931 and $23,914,930 which was $2,895,980 and $23,095,740 in excess of the minimum net capital requirements, respectively.

    Proprietary accounts held at the clearing broker ("PAIB Assets") are considered allowable assets in the computation of net capital pursuant to a clearing agreement between the Company and the clearing broker which requires, among other things, for the clearing broker to perform a computation of PAIB Assets similar to the customer reserve computation under SEC rule 15c3-3.

16. OFF-BALANCE SHEET RISK AND CONCENTRATION OF CREDIT RISK

    Certain market and credit risks are inherent in the Company's business, primarily in facilitating customers' trading transactions in financial instruments. In the normal course of business, the Company's customer activities include execution and settlement of various customer security transactions with the clearing broker. These activities may expose the Company and the clearing broker to off-balance sheet risk in the event the customer is unable to fulfill its contractual obligation.

    The Company's customer securities activities are transacted on either a cash or margin basis. In margin transactions, the Company in conjunction with the clearing broker extends credit to the customer which is collateralized by cash and/or securities in the customer's account. In connection with these activities, the Company executes customer transactions involving securities sold but not yet

                   WIT SOUNDVIEW GROUP, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

16. OFF-BALANCE SHEET RISK AND CONCENTRATION OF CREDIT RISK (CONTINUED) purchased. The Company seeks to control the risks associated with its customer activities by requiring customers to maintain margin collateral in compliance with various regulatory, exchange and internal guidelines. The Company monitors required margin levels daily and pursuant to such guidelines, requires customers to deposit additional collateral or reduce positions when necessary. Such transactions may expose the Company to significant off-balance sheet risk in the event the margin is not sufficient to fully cover losses which customers may incur. In the event the customer fails to satisfy its obligations, the Company may be required to purchase or sell the collateral at prevailing market prices in order to fulfill the customer's obligations.

    In accordance with industry practice, customer securities transactions are generally settled three business days after the trade date. The Company is therefore exposed to risk of loss on these transactions in the event of the customer's or broker's inability to meet the terms of its contracts in which case the Company may have to purchase or sell financial instruments at prevailing market prices. At December 31, 2000, the Company believes that the settlement of these transactions will not have a material effect on the Company's consolidated statement of financial condition or results of operations.

    The Company is engaged in various securities trading and brokerage activities servicing customers primarily located in the United States. The Company's exposure to credit risk associated with the nonperformance of these counterparties in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile trading markets which may impair the counterparties' ability to satisfy their obligations to the Company.

    The Company monitors credit risk on both an individual and group counterparty basis.

17. SUBSEQUENT EVENTS

    On February 16, 2001, the Company participated in a rights offering to purchase additional shares in WCE. The Company purchased 8,772,500,000 shares for an aggregate purchase price of approximately $8.2 million, increasing its ownership percentage to 81.57%. Additionally, on February 16, 2001, the Company entered into a short-term subordinated loan agreement with Wit SoundView Europe Limited ("WSVE"), a wholly-owned subsidiary of WCE. The maximum available to WSVE under the agreement is approximately $6.6 million, and any outstanding balance under the agreement bears interest at a rate of 8% per annum. As of March 5, 2001, WSVE had drawn down approximately $2.6 million pursuant to the terms of this agreement.

                           WIT SOUNDVIEW GROUP, INC.

                             (PARENT COMPANY ONLY)

                       STATEMENTS OF FINANCIAL CONDITION

                           DECEMBER 31, 2000 AND 1999

                                                                  2000           1999
                                                              ------------   ------------
                                         ASSETS
- -----------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS...................................  $ 12,376,048   $  6,580,689
SECURITIES OWNED, at market or fair value...................     6,248,764     72,297,589
INVESTMENTS.................................................    32,253,720        323,938
INVESTMENTS IN SUBSIDIARIES.................................   707,809,890     41,135,011
INVESTMENTS IN AFFILIATES...................................    28,720,062     16,970,868
RECEIVABLE FROM SUBSIDIARY..................................    39,529,734             --
FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net of
  accumulated depreciation and amortization of $3,252,203
  and $1,079,861 at December 31, 2000 and 1999,
  respectively..............................................     7,604,301      4,737,845
COMPUTER SOFTWARE, net of accumulated amortization of
  $166,845 and $604,554 at December 31, 2000 and 1999,
  respectively..............................................     1,162,348      2,231,699
PREPAID EXPENSES............................................       869,207        930,382
OTHER ASSETS................................................    28,969,271      9,717,595
                                                              ------------   ------------
Total assets................................................  $865,543,345   $154,925,616
                                                              ============   ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
- -----------------------------------------------------------------------------------------

LIABILITIES:
Accounts payable and accrued expenses.......................  $  5,470,591   $  6,418,579
Payable to subsidiaries.....................................     8,000,110             --
Accrued compensation........................................     3,255,257      3,964,710
Deferred tax liabilities....................................    46,456,094             --
Other liabilities...........................................     6,176,496        140,794
                                                              ------------   ------------
Total liabilities...........................................    69,358,548     10,524,083
                                                              ------------   ------------

STOCKHOLDERS' EQUITY:
Preferred Stock, $.001 par value, 30,000,000 shares
  authorized; no shares issued or outstanding at December
  31, 2000 and 1999.........................................            --             --
Common Stock, $.01 par value, 500,000,000 shares authorized;
  111,060,242 and 61,629,828 shares issued at December 31,
  2000 and issued and outstanding at December 31, 1999,
  respectively..............................................     1,110,602        616,298
Common Stock, Class B, $.01 par value, 75,000,000 shares
  authorized; 11,666,666 shares issued and outstanding at
  December 31, 2000 and 1999................................       116,667        116,667
Additional paid-in capital..................................   897,103,173    196,777,759
Accumulated deficit.........................................   (56,423,230)   (34,464,356)
Notes receivable from stockholders..........................   (15,275,896)   (15,333,070)
Deferred compensation.......................................   (18,166,751)    (3,311,765)
Treasury stock, at cost, 2,095,788 shares at December 31,
  2000......................................................   (12,279,768)            --
                                                              ------------   ------------
Total stockholders' equity..................................   796,184,797    144,401,533
                                                              ------------   ------------
Total liabilities and stockholders' equity..................  $865,543,345   $154,925,616
                                                              ============   ============

         The accompanying notes are an integral part of this schedule.

                           WIT SOUNDVIEW GROUP, INC.

                             (PARENT COMPANY ONLY)

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                           2000           1999          1998
                                                       ------------   ------------   -----------
REVENUES:
  Interest and investment income.....................  $  2,099,834   $  3,016,998   $    77,117
  Gain (loss) on investments.........................      (343,269)       159,236            --
  Asset management fees..............................            --        189,485            --
  Other..............................................      (155,140)       136,648            --
                                                       ------------   ------------   -----------
      Total revenues.................................     1,601,425      3,502,367        77,117
                                                       ------------   ------------   -----------

EXPENSES:
  Compensation and benefits..........................    32,515,446     25,198,861     3,969,604
  Technology development.............................     5,018,522      1,703,546       922,036
  Marketing and business development.................     4,095,611      2,144,417     1,057,744
  Professional services..............................     3,993,487      3,076,731       415,443
  Depreciation and amortization......................     3,767,130      1,278,706       659,259
  Data processing and communications.................     2,435,396      1,336,533       414,181
  Occupancy..........................................     2,164,700      1,118,050       237,334
  Brokerage and clearance............................        39,906        205,559            --
  Discontinuance of retail brokerage operations......     9,821,019             --            --
  Write-off of computer software and equipment.......        87,644      1,125,000            --
  Other..............................................     5,917,050      1,795,960     1,078,301
                                                       ------------   ------------   -----------
      Total expenses.................................    69,855,911     38,983,363     8,753,902
                                                       ------------   ------------   -----------
Loss from operations.................................   (68,254,486)   (35,480,996)   (8,676,785)
Loss on strategic investment.........................   (13,727,858)            --            --
                                                       ------------   ------------   -----------
Loss before income tax benefit and equity in net
  income (loss) of subsidiaries and affiliates.......   (81,982,344)   (35,480,996)   (8,676,785)
Income tax benefit...................................   (25,981,063)    (6,155,010)           --
                                                       ------------   ------------   -----------
  Loss before equity in net income (loss) of
    subsidiaries and affiliates......................   (56,001,281)   (29,325,986)   (8,676,785)
Equity in net income (loss) of subsidiaries and
  affiliates.........................................    34,042,407      8,422,071      (117,105)
                                                       ------------   ------------   -----------
  Net loss...........................................  $(21,958,874)  $(20,903,915)  $(8,793,890)
                                                       ============   ============   ===========

         The accompanying notes are an integral part of this schedule.

                           WIT SOUNDVIEW GROUP, INC.

                             (PARENT COMPANY ONLY)

                     STATEMENTS OF CHANGES IN STOCKHOLDERS'

          EQUITY FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                        OLD         NEW       CLASS B     CLASS C     ADDITIONAL
                                         PREFERRED    COMMON       COMMON      COMMON     COMMON       PAID-IN      ACCUMULATED
                                           STOCK       STOCK       STOCK       STOCK       STOCK       CAPITAL        DEFICIT
                                         ---------   ---------   ----------   --------   ---------   ------------   ------------
STOCKHOLDERS' EQUITY, December 31,
  1997.................................  $ 77,200    $  70,561   $       --   $    --    $      --   $  9,786,065   $(4,766,551)
  Issuance of common stock.............        --        1,836           --        --           --        262,115            --
  Issuance of common stock for note
    receivable.........................        --       40,250           --        --           --      5,709,750            --
  Issuance of Series A Preferred
    Stock..............................    12,780           --           --        --           --      1,286,600            --
  Issuance of Series B Preferred
    Stock..............................    23,050           --           --        --           --      2,251,932            --
  Issuance of Series C Preferred
    Stock..............................    59,028           --           --        --           --      5,782,184            --
  Issuance of Series D Preferred
    Stock..............................    99,333           --           --        --           --     14,456,011            --
  Net loss.............................        --           --           --        --           --             --    (8,793,890)
                                         ---------   ---------   ----------   --------   ---------   ------------   ------------
STOCKHOLDERS' EQUITY, December 31,
  1998.................................   271,391      112,647           --        --           --     39,534,657   (13,560,441)
  Issuance of common stock in initial
    public offering, net...............        --           --       87,400        --           --     71,348,644            --
  Underwriting concessions received by
    WCC from IPO of WSVG stock.........        --           --           --        --           --      1,341,225            --
  Issuance of common stock.............        --       15,330        4,718        --        6,835      3,921,188            --
  Issuance of common stock for notes
    receivable.........................        --       47,595           --        --           --      8,919,642            --
  Issuance of Series D Preferred
    Stock..............................   214,001           --           --        --           --     31,362,528            --
  Issuance of Series E Preferred
    Stock..............................   116,667           --           --        --           --     24,741,546            --
  Conversion of Old Common Stock to
    Class C Common.....................        --     (175,572)          --        --      175,572             --            --
  Conversion of Class C to New Common
    Stock..............................        --           --      524,180        --     (524,180)            --            --
  Conversion of Series A through E
    Preferred to Class B and C Common..  (602,059)          --           --   116,667      339,773        145,619            --
  Issuance of restricted stock to
    employees..........................        --           --           --        --        2,000      3,642,880            --
  Compensation expense on restricted
    stock grants.......................        --           --           --        --           --             --            --
  Increase in equity investment in
    affiliate resulting from issuance
    of stock...........................        --           --           --        --           --     11,819,830            --
  Net loss.............................        --           --           --        --           --             --   (20,903,915)
                                         ---------   ---------   ----------   --------   ---------   ------------   ------------
STOCKHOLDERS' EQUITY, December 31,
  1999.................................        --           --      616,298   116,667           --    196,777,759   (34,464,356)
  Issuances of common stock............        --           --       70,057        --           --     45,797,956            --
  Issuance of common stock for notes
    receivable.........................        --           --          750        --           --        978,938            --
  Repurchases of common stock..........        --           --           --        --           --             --            --
  Notes receivable acquired in
    SoundView and E*OFFERING mergers...        --           --           --        --           --             --            --
  Repayments of notes receivable.......        --           --           --        --           --             --            --
  Issuance of common stock in SoundView
    merger.............................        --           --      113,647        --           --    290,889,835            --
  Issuance of common stock in
    E*OFFERING merger..................        --           --      272,366        --           --    301,618,006            --
  Issuance of restricted stock to
    employees..........................        --           --       20,611        --           --     22,641,480            --
  Compensation expense on restricted
    stock grants.......................        --           --           --        --           --             --            --
  Forfeitures of restricted stock
    grants.............................        --           --       (1,913)       --           --     (1,864,326)           --
  Tax benefit on non-qualified option
    exercises..........................        --           --           --        --           --      6,948,852            --
  Issuance of common stock for
    strategic investment...............        --           --       18,786        --           --     30,978,048            --
  Modifications of stock based
    awards.............................        --           --           --        --           --      2,336,625            --
  Net loss.............................        --           --           --        --           --             --   (21,958,874)
                                         ---------   ---------   ----------   --------   ---------   ------------   ------------
STOCKHOLDERS' EQUITY, December 31,
  2000.................................  $     --    $      --   $1,110,602   $116,667   $      --   $897,103,173   $(56,423,230)
                                         =========   =========   ==========   ========   =========   ============   ============

                                            NOTES
                                          RECEIVABLE
                                             FROM         DEFERRED                       SUBSCRIPTIONS
                                         STOCKHOLDER    COMPENSATION    TREASURY STOCK    RECEIVABLE        TOTAL
                                         ------------   -------------   --------------   -------------   ------------
STOCKHOLDERS' EQUITY, December 31,
  1997.................................  $         --   $         --     $         --      $(308,000)    $  4,859,275
  Issuance of common stock.............            --             --               --             --          263,951
  Issuance of common stock for note
    receivable.........................    (5,750,000)            --               --             --               --
  Issuance of Series A Preferred
    Stock..............................            --             --               --        308,000        1,607,380
  Issuance of Series B Preferred
    Stock..............................            --             --               --             --        2,274,982
  Issuance of Series C Preferred
    Stock..............................            --             --               --             --        5,841,212
  Issuance of Series D Preferred
    Stock..............................            --             --               --             --       14,555,344
  Net loss.............................            --             --               --             --       (8,793,890)
                                         ------------   ------------     ------------      ---------     ------------
STOCKHOLDERS' EQUITY, December 31,
  1998.................................    (5,750,000)            --               --             --       20,608,254
  Issuance of common stock in initial
    public offering, net...............            --             --               --             --       71,436,044
  Underwriting concessions received by
    WCC from IPO of WSVG stock.........            --             --               --             --        1,341,225
  Issuance of common stock.............            --             --               --             --        3,948,071
  Issuance of common stock for notes
    receivable.........................    (9,583,070)            --               --             --         (615,833)
  Issuance of Series D Preferred
    Stock..............................            --             --               --             --       31,576,529
  Issuance of Series E Preferred
    Stock..............................            --             --               --             --       24,858,213
  Conversion of Old Common Stock to
    Class C Common.....................            --             --               --             --               --
  Conversion of Class C to New Common
    Stock..............................            --             --               --             --               --
  Conversion of Series A through E
    Preferred to Class B and C Common..            --             --               --             --               --
  Issuance of restricted stock to
    employees..........................            --     (3,644,880)              --             --               --
  Compensation expense on restricted
    stock grants.......................            --        333,115               --             --          333,115
  Increase in equity investment in
    affiliate resulting from issuance
    of stock...........................            --             --               --             --       11,819,830
  Net loss.............................            --             --               --             --      (20,903,915)
                                         ------------   ------------     ------------      ---------     ------------
STOCKHOLDERS' EQUITY, December 31,
  1999.................................   (15,333,070)    (3,311,765)              --             --      144,401,533
  Issuances of common stock............            --             --          437,494             --       46,305,507
  Issuance of common stock for notes
    receivable.........................      (979,688)            --               --             --               --
  Repurchases of common stock..........       596,560             --      (12,717,262)            --      (12,120,702)
  Notes receivable acquired in
    SoundView and E*OFFERING mergers...    (2,306,269)            --               --             --       (2,306,269)
  Repayments of notes receivable.......     2,746,571             --               --             --        2,746,571
  Issuance of common stock in SoundView
    merger.............................            --             --               --             --      291,003,482
  Issuance of common stock in
    E*OFFERING merger..................            --             --               --             --      301,890,372
  Issuance of restricted stock to
    employees..........................            --    (22,662,091)              --             --               --
  Compensation expense on restricted
    stock grants.......................            --      5,940,866               --             --        5,940,866
  Forfeitures of restricted stock
    grants.............................            --      1,866,239               --             --               --
  Tax benefit on non-qualified option
    exercises..........................            --             --               --             --        6,948,852
  Issuance of common stock for
    strategic investment...............            --             --               --             --       30,996,834
  Modifications of stock based
    awards.............................            --             --               --             --        2,336,625
  Net loss.............................            --             --               --             --      (21,958,874)
                                         ------------   ------------     ------------      ---------     ------------
STOCKHOLDERS' EQUITY, December 31,
  2000.................................  $(15,275,896)  $(18,166,751)    $(12,279,768)     $      --     $796,184,797
                                         ============   ============     ============      =========     ============

         The accompanying notes are an integral part of this schedule.

                           WIT SOUNDVIEW GROUP, INC.

                             (PARENT COMPANY ONLY)

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                           2000           1999          1998
                                                       ------------   ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.............................................  $(21,958,874)  $(20,903,915)  $(8,793,890)
Adjustments to reconcile net loss to net cash used in
  operating activities--
    Deferred tax expense (benefit)...................     5,829,806     (6,155,010)           --
    Equity in net income (loss) of subsidiaries......   (54,122,411)    (8,982,510)      117,105
    Equity in net loss of affiliates.................    20,080,004        560,439            --
    Write-off of computer software and equipment.....        87,644      1,125,000            --
    Loss on strategic investment.....................    13,727,858             --            --
    Non-cash charges related to stock based
      compensation...................................     8,277,244        333,115            --
    Depreciation and amortization....................     3,767,130      1,278,706       659,259
    Discontinuance of retail brokerage operations....       901,019             --            --
    Other non-cash expenses..........................            --          1,565     1,522,901
(Increase) decrease in operating assets--
    Securities owned.................................            --        103,540            --
    Investments......................................   (22,039,059)      (324,643)           --
    Receivable from subsidiaries.....................   (39,529,734)            --            --
    Prepaid expenses.................................        61,175       (834,711)     (139,584)
    Other assets.....................................      (480,316)    (3,454,150)     (101,275)
Increase (decrease) in operating liabilities--
    Accounts payable and accrued expenses............     2,697,694      6,122,989       (41,269)
    Payable to subsidiaries..........................     3,939,221             --            --
    Accrued compensation.............................      (709,453)     3,926,377      (309,493)
    Other liabilities................................       725,150         80,591       (17,414)
                                                       ------------   ------------   -----------
      Net cash used in operating activities..........   (78,745,902)   (27,122,617)   (7,103,660)
                                                       ------------   ------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in subsidiaries and affiliates...........   (18,919,083)   (29,929,802)   (8,147,598)
Acquisition of SoundView.............................   (22,473,143)            --            --
Capital distribution from subsidiary.................            --      3,000,000            --
Purchases of short-term investments..................   (16,283,934)  (110,432,652)           --
Sales of short-term investments......................    82,332,759     38,031,523            --
Purchases of computer software.......................    (1,514,086)    (2,384,593)      (21,917)
Purchases of furniture, equipment and leasehold
  improvements.......................................    (5,038,812)    (4,964,998)     (434,880)
                                                       ------------   ------------   -----------
    Net cash provided by (used in) investing
      activities.....................................    18,103,701   (106,680,522)   (8,604,395)
                                                       ------------   ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments and issuances of notes receivable from
  stockholders.......................................       440,302       (615,833)           --
Net proceeds from IPO of common stock................            --     71,436,044            --
Capital distributions from subsidiaries..............    32,000,000             --            --
Repurchases of common stock..........................   (12,120,702)            --            --
Net proceeds from issuance of common stock...........    46,117,960      3,948,071        60,301
Net proceeds from issuance of preferred stock........            --     56,434,742    24,278,918
                                                       ------------   ------------   -----------
    Net cash provided by financing activities........    66,437,560    131,203,024    24,339,219
                                                       ------------   ------------   -----------
    Net increase (decrease) in cash and cash
      equivalents....................................     5,795,359     (2,600,115)    8,631,164
Cash and cash equivalents, beginning of year.........     6,580,689      9,180,804       549,640
                                                       ------------   ------------   -----------
Cash and cash equivalents, end of year...............  $ 12,376,048   $  6,580,689   $ 9,180,804
                                                       ============   ============   ===========

                           WIT SOUNDVIEW GROUP, INC.

                             (PARENT COMPANY ONLY)

                      STATEMENTS OF CASH FLOWS (CONTINUED)

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                           2000           1999          1998
                                                       ------------   ------------   -----------
  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for--
    Interest.........................................  $         --   $      3,822   $     7,211
    Taxes............................................       696,500         18,830        43,181
  NON-CASH TRANSACTIONS:
    Issuance of common stock for notes receivable....  $    979,688   $  8,967,237   $ 5,750,000
    Issuance of common stock for web site
      development....................................            --             --       203,650
    Issuance of common stock for strategic
      investment.....................................    30,996,834             --            --
    Issuance of common stock for consulting
      services.......................................            --         40,613            --
    Issuance of restricted stock to employees........    22,662,091      3,644,880            --
    Tax benefit from non-qualified option exercises
      recorded through stockholders' equity..........     7,364,059             --            --
    Increase in equity investment in affiliate
      resulting from issuance of stock...............            --     11,819,830            --
    Underwriting concessions received by WCC from IPO
      of WSVG common stock...........................            --      1,341,225            --
  Acquisition of SoundView:
    Fair value of net assets acquired, net of cash
      received.......................................    44,431,499             --            --
    Intangible assets and goodwill...................   275,857,420             --            --
    Issuance of common stock.........................   291,003,482             --            --
    Deferred tax asset...............................    16,770,000             --            --
    Deferred tax liabilities.........................    32,465,000             --            --
  Acquisition of E*OFFERING:
    Fair value of net assets acquired, net of cash
      received.......................................    12,594,705             --            --
    Intangible assets and goodwill...................   304,031,014             --            --
    Issuance of common stock.........................   301,890,372             --            --
    Deferred tax asset...............................     9,295,676             --            --
    Deferred tax liabilities.........................    17,147,407             --            --
    Deferred compensation on unvested replacement
      options........................................     2,021,276             --            --

         The accompanying notes are an integral part of this schedule.

                           WIT SOUNDVIEW GROUP, INC.

                             (PARENT COMPANY ONLY)

             NOTES TO SCHEDULE TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    The financial information of Wit SoundView Group, Inc. (parent company only) should be read in conjunction with the consolidated financial statements of Wit SoundView Group, Inc. and Subsidiaries and the notes thereto contained elsewhere in this Annual Report on Form 10-K.

2.  RECLASSIFICATIONS

    Certain prior year balances have been reclassified to conform with the current year's presentation.

                            WIT CAPITAL JAPAN, INC.

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants....................    F-27
Balance Sheet as of March 31, 2000..........................    F-28
Statement of Operations for the period from August 25, 1999
  (date of inception) to March 31, 2000.....................    F-29
Statement of Shareholders' Equity for the period from August
  25, 1999 (date of inception) to March 31, 2000............    F-30
Statement of Cash Flows for the period from August 25, 1999
  (date of inception) to March 31, 2000.....................    F-31
Notes to Financial Statements...............................    F-32

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and the Board of Directors of Wit Capital Japan, Inc.:

    We have audited the accompanying balance sheet of Wit Capital Japan, Inc. as of March 31, 2000, and the related statements of operations, shareholders' equity and cash flows for the period from August 25, 1999 (date of inception) to March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wit Capital Japan, Inc. as of March 31, 2000, and the results of its operations and its cash flows for the period from August 25, 1999 (date of inception) through March 31, 2000 in conformity with accounting principles generally accepted in Japan.

/s/ Arthur Andersen
Tokyo, Japan
February 15, 2001

                       STATEMENT OF ACCOUNTING PRINCIPLES

    This statement is to remind users that accounting principles and their application in practice may vary among nations and therefore could affect, possibly materially, the reported financial position and results of operations. The accompanying financial statements are prepared based on accounting principles generally accepted in Japan. Accordingly, the accompanying financial statements are for users familiar with Japanese accounting principles and their application in practice.

                            WIT CAPITAL JAPAN, INC.

                                 BALANCE SHEET

                              AS OF MARCH 31, 2000

                                                                 THOUSANDS OF
                                                                 JAPANESE YEN
                                                              ------------------
                           ASSETS
- ------------------------------------------------------------
CURRENT ASSETS:
  Cash and cash equivalents.................................  Y        1,278,905
  Advanced payment..........................................             703,620
  Commission receivables....................................              21,000
  Other receivables.........................................              96,071
  Trading securities........................................           1,910,940
  Other current assets......................................              19,966
                                                              ------------------
      Total current assets..................................           4,030,502
                                                              ------------------

OTHER ASSETS:
  Software..................................................              27,168
  Leasehold deposits........................................              80,612
  Other.....................................................               2,032
                                                              ------------------
      Total other assets....................................             109,812
                                                              ------------------
      Total assets..........................................  Y        4,140,314
                                                              ==================
            LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------------------------------
CURRENT LIABILITIES:
  Short-term borrowing......................................  Y          350,000
  Accounts payable..........................................              35,150
  Accrued expenses..........................................              48,686
  Accrued bonuses...........................................              25,750
  Accrued income taxes......................................               1,336
  Other current liabilities.................................               9,192
                                                              ------------------
      Total current liabilities.............................             470,114
                                                              ------------------
      Total liabilities.....................................             470,114
                                                              ------------------

COMMITMENT AND CONTINGENT LIABILITIES (Note 7 and 8)

SHAREHOLDERS' EQUITY:
  Common stock, par value Y 50,000 per share;
    authorized--800 shares issued--653 shares...............           3,000,000
  Additional paid-in capital................................           1,149,550
  Accumulated deficit.......................................            (479,350)
                                                              ------------------
      Total shareholders' equity............................           3,670,200
                                                              ------------------
      Total liabilities and shareholders' equity............  Y        4,140,314
                                                              ==================

The accompanying notes to the financial statements are an integral part of this statement.

                            WIT CAPITAL JAPAN, INC.

                            STATEMENT OF OPERATIONS

   FOR THE PERIOD FROM AUGUST 25, 1999 (DATE OF INCEPTION) TO MARCH 31, 2000

                                                                THOUSANDS OF
                                                                JAPANESE YEN
                                                              -----------------
REVENUES:
  Commissions...............................................           Y 20,000
  Interest and dividend income..............................              1,502
  Other.....................................................                 47
                                                              -----------------
    Total revenues..........................................             21,549
                                                              -----------------

OPERATING EXPENSES:
  Compensation and benefits.................................            252,073
  Occupancy and rental......................................             56,170
  Taxes other than income taxes.............................             21,870
  Other operating expenses..................................            169,450
                                                              -----------------
    Total operating expenses................................            499,563
                                                              -----------------

LOSS BEFORE INCOME TAXES....................................           (478,014)

PROVISION FOR INCOME TAXES..................................              1,336
                                                              -----------------

NET LOSS....................................................  Y        (479,350)
                                                              =================

The accompanying notes to the financial statements are an integral part of this statement.

                            WIT CAPITAL JAPAN, INC.

                       STATEMENT OF SHAREHOLDERS' EQUITY

            FOR THE PERIOD FROM AUGUST 25, 1999 (DATE OF INCEPTION)

                               TO MARCH 31, 2000

                         (IN THOUSANDS OF JAPANESE YEN)

                                                 COMMON         ADDITIONAL PAID-IN      ACCUMULATED        SHAREHOLDERS'
                                                 STOCK               CAPITAL              DEFICIT              EQUITY
                                           ------------------   ------------------   -----------------   ------------------
Opening Balance..........................  Y               --   Y              --    Y             --    Y               --

Capital Contributions....................           3,000,000           1,149,550                  --             4,149,550

Net loss.................................                  --                  --            (479,350)             (479,350)
                                           ------------------   ------------------   -----------------   ------------------

Balance as of March 31, 2000.............  Y        3,000,000   Y       1,149,550    Y       (479,350)   Y        3,670,200
                                           ==================   ==================   =================   ==================

The accompanying notes to the financial statements are an integral part of this statement.

                            WIT CAPITAL JAPAN, INC.

                     STATEMENT OF CASH FLOWS FOR THE PERIOD

                    FROM AUGUST 25, 1999 (DATE OF INCEPTION)

                               TO MARCH 31, 2000

                                                                 THOUSANDS OF
                                                                 JAPANESE YEN
                                                              ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Loss before income taxes..................................           Y(478,014)
  Depreciation and amortization.............................                 163
  Provision for accrued bonuses.............................              25,750
  Interest and dividends income.............................              (1,502)
  Increase in commission receivables........................             (21,000)
  Increase in trading securities............................          (1,910,940)
  Increase in deposits to TSE...............................            (670,019)
  Increase in other current assets..........................             (67,262)
  Increase in other current liabilities.....................              93,028
                                                              ------------------
    Total...................................................          (3,029,796)
  Interest and dividends received...........................               1,502
  Interest paid.............................................              (1,213)
                                                              ------------------
  Net cash used in operating activities.....................          (3,029,507)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in other investments.............................            (191,138)
                                                              ------------------
  Net cash used in investing activities.....................            (191,138)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in short-term loans..............................             350,000
  Proceeds from issuance of stocks..........................           4,149,550
                                                              ------------------

  Net cash provided by financing activities.................           4,499,550
                                                              ------------------
Net increase in cash........................................           1,278,905

CASH, at beginning of this period...........................                  --
                                                              ------------------

CASH, at end of this period.................................          Y1,278,905
                                                              ==================

The accompanying notes to the financial statements are an integral part of this statement.

                            WIT CAPITAL JAPAN, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2000

1. SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

    The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in Japan. Significant accounting and reporting policies are summarized below.

BASIS OF PRESENTING FINANCIAL STATEMENTS

    The accounts and the financial statements of the Company are maintained in Japanese yen. The books of the Company are generally maintained to conform with accounting principles generally accepted in Japan, which are different from the accounting and disclosure requirements of International Accounting Standards.

STATEMENT OF CASH FLOWS

    For purposes of the statement of cash flows, cash and cash equivalents include cash on hand and deposits placed with banks on demand or with an original maturity of three months or less.

SECURITIES

    Securities listed on stock exchanges are valued at the lower of cost or market. Cost is determined using the moving average method. Cost and market are compared on an item-by-item basis. Unlisted securities are valued at cost, except where there is permanent diminution in value.

DEPRECIATION AND AMORTIZATION

    Software is stated at net of depreciation. Depreciation is computed principally by the straight-line method over estimated useful lives, mainly over five years.

ACCRUED BONUSES

    The Company accrued the estimated amounts of employees' bonus based on estimated amounts to be paid in the subsequent period.

INCOME TAXES

    Deferred tax assets and liabilities are recorded for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of the assets and liabilities based upon enacted tax laws and rates. The Company recognizes deferred tax assets to the extent it is believed more likely than not that a benefit will be realized. A valuation allowance is provided, as deemed appropriate, for tax benefits available to the Company but for which realization is in doubt.

2. LEASEHOLD DEPOSITS

    Leasehold deposits are deposits for leases of office space and employees' residences, which are refundable upon termination of the leases and bear no interest.

                            WIT CAPITAL JAPAN, INC.

                                 MARCH 31, 2000

3. ADVANCED PAYMENT

    Outstanding balance of advanced payment at March 31, 2000 included a deposit amounted to Y670,019 thousand to the Tokyo Stock Exchange ("TSE") to have a licence of the TSE. The Company obtained the licence on April 1, 2000.

4. TRADING SECURITIES

    Trading Securities consist of an investment in a medium-term government bond fund and is reported at fair value, with unrealized gains and losses included in earnings.

5. NET LOSS PER SHARE

    Net loss per share of common stock is based on the average number of shares of common stock outstanding during the period. Net loss per share is Y970,480.80.

6. INCOME TAXES

    The Company is currently subject to corporate, inhabitant and enterprise taxes based on income with an aggregate normal tax rate of approximately 42% in Japan, after giving effect to enterprise tax which is deductible for income tax purposes when paid.

    The income tax effect of temporary differences in the recognition of certain revenue and expenses for tax and financial reporting purposes is recognized. However, the Company provided for valuation allowances of the full amount of net deferred tax assets since realization of deferred tax is not fully assured in view of the next fiscal year's profit projection, so that there is no effect on the financial statements.

7. CONTINGENT LIABILITIES

    The amount of compensation to be provided to an appointed advisor for the issuance of new common stock after the establishment of the Company is being discussed between the Company and the advisor. The management estimates that the maximum amount of such compensation is $857 thousand.

8. COMMITMENTS

    The Company has cancelable and non-cancelable long-term rental and lease agreements, principally for office space and other equipment. These expenses charged to income for the period ended March 31, 2000 are Y36,085 thousand.

                            WIT CAPITAL JAPAN, INC.

                                 MARCH 31, 2000

9. US GAAP MATTERS

    The Company's financial statements have been prepared in conformity with Japanese GAAP, which differs from US GAAP in certain material respects. The significant differences between Japanese GAAP and US GAAP that would apply to the Company are as follows:

VALUATION OF SECURITIES

    Under US GAAP, brokers and dealers in securities record all investments in equity and debt securities at market or fair value with unrealized gains and losses included in earnings.

    Prior to April 1, 2000, the Company valued all exchange traded debt and equity securities at the lower of cost or market under Japanese GAAP. All other non-exchange traded securities were valued at cost.

    Effective April 1, 2000, new accounting standards have been adopted. The new standards provide that the investments in debt and equity securities be classified into three categories: held-to-maturity securities, trading securities and other securities.

ACCOUNTING FOR LEASED ASSETS BY A LESSEE

    US GAAP requires that leases that transfer essentially all the risks and rewards of ownership in the leased assets from a lessor to a lessee be capitalized. To determine whether the risks and rewards of ownership have been transferred to a lessee, at least one of the following criteria must be met:

    (i) By the end of the lease term, ownership of the leased property is transferred to the lessee.

    (ii) The lease contains a bargain purchase option.

   (iii) The lease term is greater than or equal to 75% of the estimated useful life of the leased property.

    (iv) At the inception of the lease, the present value of the minimum lease payments is greater than or equal to 90% of the fair value of the leased property.

    Japanese GAAP defines certain types of leases as finance leases and requires finance leases to be capitalized. Finance leases are generally defined as leases which are substantially non-cancelable and in which the lessee substantially received the economic benefits and bears the cost of the leased property. A lease is a finance lease if it meets one of the following:

    (i) By the end of the lease term, ownership of the leased property is transferred to the lessee.

    (ii) The lease contains a bargain purchase option

   (iii) Lease of a property manufactured or constructed in accordance with the specifications of the lessee for its intended use, and it is difficult to lease or sell the leased property to others.

    (iv) The lease term is greater than or equal to 75% of the estimated useful life of the leased property.

    (v) At the inception of the lease, the present value of the minimum lease payments is greater than or equal to 90% of the fair value of the leased property.

                            WIT CAPITAL JAPAN, INC.

                                 MARCH 31, 2000

9. US GAAP MATTERS (CONTINUED)
    However, as an exception to the general capitalization requirement for finance leases, Japanese GAAP permits a company not to capitalize the finance leases other than those that meet any of the conditions (i), (ii) or
(iii) above, if certain disclosure is made in the footnotes. Accordingly, most Japanese companies account for finance leases of this type as operating leases, where lease payments are charged to income when paid. In addition, immaterial finance leases are permitted to be accounted for as operating leases.

ACCOUNTING FOR COMPENSATED ABSENCES

    Under US GAAP, an employer shall accrue a liability for employees' compensation for future absences if certain conditions are met.

    Under Japanese GAAP, there is no specific accounting standard for compensated absences and recognition of such liabilities is not generally practiced in Japan.

STOCK ISSUANCE COSTS

    Under US GAAP, all stock issuance costs are deducted from the proceeds.

    Under Japanese GAAP, all stock issuance costs are expensed at the time of payment or capitalized as deferred cost and amortized within 3 years. All stock issuance costs of the Company were expensed at the time of payment.

RECONCILIATION OF NET LOSS:

                                                                THOUSANDS OF
                                                                JAPANESE YEN
                                                              -----------------
Net loss as shown in the financial statements...............          Y(479,350)
Description of items having the effect of decreasing
  reported loss:
  To reverse stock issuance cost which must be treated as a
    reduction to capital in accordance with US GAAP.........             21,490
  To reverse rent expense for leased assets which must be
    capitalized in accordance with US GAAP..................              1,145

Description of items having the effect of increasing
  reported loss:
  To record accrued vacation................................             (1,001)
  To record depreciation expense for capitalized leased
    assets in accordance with US GAAP.......................             (1,331)
                                                              -----------------
Net loss according to US GAAP...............................          Y(459,047)
                                                              =================

                            WIT CAPITAL JAPAN, INC.

                                 MARCH 31, 2000

9. US GAAP MATTERS (CONTINUED)
RECONCILIATION OF SHAREHOLDERS' EQUITY (IN THOUSANDS OF JAPANESE YEN):

                                                                   ADDITIONAL PAID-IN      ACCUMULATED        SHAREHOLDERS'
                                                 COMMON STOCK           CAPITAL              DEFICIT              EQUITY
                                              ------------------   ------------------   -----------------   ------------------
Shareholders' equity as shown in the
  financial statements......................        Y 3,000,000          Y 1,149,550           Y (479,350)         Y 3,670,200
    To record stock issuance cost as a
      reduction in additional paid-in
      capital...............................                 --              (21,490)              21,490                   --
    To record vacation accrual..............                 --                   --               (1,001)              (1,001)
    To reverse rent expense on leased assets
      which must be capitalized in
      accordance with US GAAP...............                 --                   --                1,145                1,145
    To record depreciation expense on assets
      which must be capitalized in
      accordance with US GAAP...............                 --                   --               (1,331)              (1,331)
                                              ------------------   ------------------   -----------------   ------------------
Shareholders' equity according to US GAAP...        Y 3,000,000          Y 1,128,060           Y (459,047)         Y 3,669,013
                                              ==================   ==================   =================   ==================

                            WIT CAPITAL JAPAN, INC.

                                 MARCH 31, 2000

9. US GAAP MATTERS (CONTINUED)
CASH FLOW STATEMENT PREPARED IN ACCORDANCE WITH US GAAP (IN THOUSANDS OF
  JAPANESE YEN):

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss according to US GAAP...............................           Y(459,047)
Adjustments to reconcile net loss to net cash used in
  operating activities
  Increase in operating assets
    Depreciation and amortization...........................               1,494
    Advanced payment........................................            (703,620)
    Commission receivable...................................             (21,000)
    Other receivables.......................................             (96,071)
    Trading securities......................................          (1,910,940)
    Other assets............................................             (21,998)
  Increase in operating liabilities
    Accounts payable........................................              35,150
    Accrued expenses........................................              75,437
    Accrued income taxes....................................               1,336
    Other current liabilities...............................               9,192
                                                              ------------------
  Net cash used in operating activities.....................          (3,090,067)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of software......................................             (27,331)
  Deposits for leases.......................................             (80,612)
  Cash paid for assets under capital lease..................              (1,145)
                                                              ------------------
  Net cash used in investing activities.....................            (109,088)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in short-term loans..............................             350,000
  Net proceeds from issuance of stocks......................           4,128,060
                                                              ------------------
  Net cash provided by financing activities.................           4,478,060
                                                              ------------------
Net increase in cash........................................           1,278,905
CASH, at beginning of this period...........................                  --
                                                              ------------------
CASH, at end of this period.................................         Y 1,278,905
                                                              ==================

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES (in thousands of Japanese yen)

A capital lease obligation of Y76,272 thousand was incurred when the Company entered into a lease for new equipment.

NET LOSS PER SHARE UNDER US GAAP

    Net loss per share of common stock and diluted loss per share as of March 31, 2000 was Y929,375.18.