Form 10-Q
period 2001-03-31
WIT SOUNDVIEW GROUP INC
filed 2001-05-15
CIK 1071620

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

                 For the Quarterly Period Ended March 31, 2001
                         Commission File Number 0-26225

                            ------------------------

                           WIT SOUNDVIEW GROUP, INC.
             (exact name of registrant as specified in its charter)

                  DELAWARE                                      13-3900397
       (State or Other Jurisdiction of                  (I.R.S. Employer Industrial
       Incorporation or Organization)                     Identification Number)

                     826 BROADWAY, NEW YORK, NEW YORK 10003
              (Address of Principal Executive Offices) (Zip Code)

                                 (212) 253-4400
              (Registrant's Telephone Number, including Area Code)

                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days: Yes /X/ No / /

As of May 4th, 2001, there were 108,721,604 shares of the Registrant's common stock outstanding and 11,666,666 shares of the Registrant's Class B common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           WIT SOUNDVIEW GROUP, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                               TABLE OF CONTENTS

                      PART I--FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Statements of Financial Condition as
           of March 31, 2001 and December 31, 2000...................    2

         Condensed Consolidated Statements of Operations for the
           three months ended March 31, 2001 and 2000................    3

         Condensed Consolidated Statements of Cash Flows for the
           three months ended March 31, 2001 and 2000................    4

         Notes to Condensed Consolidated Financial Statements........    5

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................   10

Item 3.  Quantitative and Qualitative Disclosure about Market Risk...   16

                        PART II--OTHER INFORMATION

Item 1.  Legal Proceedings...........................................   17

Item 2.  Changes in Securities and Use of Proceeds...................   17

Item 3.  Default upon Senior Securities..............................   17

Item 4.  Submission of Matters to a Vote of Security Holders.........   17

Item 5.  Other Information...........................................   17

Item 6.  Exhibits and Reports on Form 8-K............................   18

Signatures...........................................................   19

                                     PART I

ITEM 1--CONSOLIDATED FINANCIAL STATEMENTS

                   WIT SOUNDVIEW GROUP, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                      MARCH 31, 2001 AND DECEMBER 31, 2000

                                                               MARCH 31,     DECEMBER 31,
                           ASSETS                                 2001           2000
                           ------                             ------------   ------------
                                                              (UNAUDITED)
CASH AND CASH EQUIVALENTS...................................  $151,911,854   $184,788,892
RECEIVABLE FROM CLEARING BROKER.............................    31,047,068     96,664,731
SECURITIES OWNED, at market or fair value...................     8,876,024      9,170,897
INVESTMENT BANKING FEES RECEIVABLE..........................     6,535,282     13,507,616
INVESTMENTS.................................................    39,559,097     50,055,639
INVESTMENTS IN AFFILIATES...................................    18,679,869     21,341,809
INTANGIBLE ASSETS, net of accumulated amortization of
  $41,390,250 and $25,176,159 at March 31, 2001 and December
  31, 2000, respectively
    Goodwill................................................   391,479,339    401,744,007
    Strategic alliance agreement............................    78,661,668     82,991,667
    Institutional client relationships......................    60,445,838     61,464,587
    Other...................................................     7,496,107      8,096,942
FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net of
  accumulated depreciation and amortization of $10,740,130
  and $9,294,769 at March 31, 2001 and December 31, 2000,
  respectively..............................................    19,478,245     19,745,402
COMPUTER SOFTWARE, net of accumulated amortization of
  $322,281 and $166,845 at March 31, 2001 and December 31,
  2000, respectively........................................     1,784,761      1,178,473
PREPAID EXPENSES............................................     5,123,235      3,287,777
OTHER ASSETS................................................    47,695,949     43,694,155
                                                              ------------   ------------
        Total assets........................................  $868,774,336   $997,732,594
                                                              ============   ============
            LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Securities sold but not yet purchased, at market value....  $    317,506   $    357,359
  Accounts payable and accrued expenses.....................    14,594,452     15,053,362
  Accrued compensation......................................    22,564,740    129,050,585
  Deferred tax liabilities..................................    49,732,603     51,597,127
  Other liabilities.........................................    11,972,690      7,021,564
                                                              ------------   ------------
        Total liabilities...................................    99,181,991    203,079,997
                                                              ------------   ------------
STOCKHOLDERS' EQUITY:
  Preferred Stock, $.001 par value, 30,000,000 shares
    authorized, no shares outstanding at March 31, 2001 and
    December 31, 2000.......................................            --             --
  Common Stock, $.01 par value, 500,000,000 shares
    authorized, 111,872,087 and 111,060,242 shares issued at
    March 31, 2001 and December 31, 2000, respectively......     1,118,721      1,110,602
  Common Stock, Class B, $.01 par value, 75,000,000 shares
    authorized, 11,666,666 shares issued and outstanding at
    March 31, 2001 and December 31, 2000, respectively......       116,667        116,667
  Additional paid-in capital................................   898,043,097    897,103,173
  Accumulated deficit.......................................   (79,032,342)   (56,423,230)
  Notes receivable from stockholders........................   (15,131,696)   (15,275,896)
  Deferred compensation.....................................   (16,382,036)   (19,698,951)
  Cumulative translation adjustment.........................    (2,745,800)            --
  Treasury Stock, at cost, 3,595,788 and 2,095,788 shares at
    March 31, 2001 and December 31, 2000, respectively......   (16,394,266)   (12,279,768)
                                                              ------------   ------------
        Total stockholders' equity..........................   769,592,345    794,652,597
                                                              ------------   ------------
        Total liabilities and stockholders' equity..........  $868,774,336   $997,732,594
                                                              ============   ============

 The accompanying notes are an integral part of these consolidated statements.

                   WIT SOUNDVIEW GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                              THREE MONTHS ENDED MARCH 31,
                                                              -----------------------------
                                                                  2001            2000
                                                              -------------   -------------
                                                                       (UNAUDITED)
REVENUES:
  Investment banking........................................  $ 13,009,953    $ 60,349,094
  Brokerage.................................................    39,583,833      36,524,953
  Interest and investment income............................     3,376,032       1,819,213
  Asset management fees.....................................     1,947,567       7,833,034
  Gain (loss) on investments................................    (2,130,372)         61,880
                                                              ------------    ------------
        Total revenues......................................    55,787,013     106,588,174
                                                              ------------    ------------
EXPENSES:
  Compensation and benefits.................................    37,611,278      64,942,356
  Amortization of intangible assets and goodwill............    16,214,250       2,749,400
  Brokerage and clearance...................................     5,880,805       6,196,706
  Data processing and communications........................     3,231,697       1,772,263
  Marketing and business development........................     3,211,684       3,047,030
  Occupancy.................................................     3,211,225         792,115
  Depreciation and amortization.............................     2,771,258       1,275,834
  Professional services.....................................     2,435,289       2,277,121
  Technology development....................................       322,620       1,042,801
  Write-off of computer software and equipment..............            --       1,339,772
  Other.....................................................     1,829,738       1,334,292
                                                              ------------    ------------
        Total expenses......................................    76,719,844      86,769,690
                                                              ------------    ------------
Income (loss) before provision (benefit) for income taxes,
  equity in net loss of affiliates and minority interest....   (20,932,831)     19,818,484
Provision (benefit) for income taxes........................    (3,643,603)     10,608,166
                                                              ------------    ------------
Income (loss) before equity in net loss of affiliates and
  minority interest.........................................   (17,289,228)      9,210,318
                                                              ------------    ------------
  Equity in net loss of affiliates..........................    (5,289,131)     (1,709,689)
  Minority interest in earnings of subsidiary...............       (31,000)             --
                                                              ------------    ------------
Net income (loss)...........................................  $(22,609,359)   $  7,500,629
                                                              ============    ============
Net income (loss) per share:
  Basic.....................................................  $      (0.20)   $       0.10
  Diluted...................................................  $      (0.20)   $       0.08
Weighted average shares used in the computation of net
  income (loss) per share:
  Basic.....................................................   110,521,759      72,997,204
  Diluted...................................................   110,521,759      98,085,755

 The accompanying notes are an integral part of these consolidated statements.

                   WIT SOUNDVIEW GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              ---------------------------
                                                                  2001           2000
                                                              ------------   ------------
                                                                      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $(22,609,359)  $  7,500,629
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities-
      Deferred tax expense (benefit)........................    (3,755,991)     9,421,487
      Depreciation and amortization.........................    18,985,508      4,025,234
      Equity in net loss of affiliates......................     5,289,131      1,709,689
      Write-off of computer software and equipment..........            --      1,339,772
      Cumulative translation adjustment.....................    (2,745,800)            --
      Compensation expense on restricted stock awards.......     3,047,858      1,153,255
  (Increase) decrease in operating assets-
    Receivable from clearing broker.........................    65,617,663    (23,832,006)
    Securities owned........................................       930,499      4,004,827
    Investment banking fees receivable......................     6,972,334    (24,404,627)
    Investments.............................................    10,496,542    (16,049,962)
    Prepaid expenses........................................    (1,835,458)      (914,761)
    Other assets............................................    (2,029,358)   (15,731,599)
  Increase (decrease) in operating liabilities--
    Securities sold but not yet purchased...................       (39,853)       299,173
    Accounts payable and accrued expenses...................      (458,910)   (37,339,503)
    Accrued compensation....................................  (106,485,845)    79,502,055
    Other liabilities.......................................    10,704,515     (3,228,707)
                                                              ------------   ------------
        Net cash used in operating activities...............   (17,916,524)   (12,545,044)
                                                              ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments.......................      (635,626)   (18,936,773)
  Sale of short-term investments............................            --     81,683,960
  Acquisition of SoundView, net of cash received............            --     (6,773,571)
  Investment in WCE.........................................    (8,159,049)            --
  Computer software purchased...............................      (738,724)      (704,137)
  Payments for purchases of furniture, equipment and
    leasehold improvements..................................    (2,371,665)    (1,124,689)
                                                              ------------   ------------
        Net cash provided by (used in) investing
        activities..........................................   (11,905,064)    54,144,790
                                                              ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of notes receivable from stockholders..........       144,200        188,026
  Repurchases of common stock...............................    (4,114,498)      (250,000)
  Proceeds from issuance of common stock....................       914,848      8,912,578
                                                              ------------   ------------
        Net cash provided by (used in) financing
        activities..........................................    (3,055,450)     8,850,604
                                                              ------------   ------------
        Net increase (decrease) in cash and cash
        equivalents.........................................   (32,877,038)    50,450,350
CASH AND CASH EQUIVALENTS, beginning of period..............   184,788,892     12,447,885
                                                              ------------   ------------
CASH AND CASH EQUIVALENTS, end of period....................  $151,911,854   $ 62,898,235
                                                              ============   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for--Taxes..................  $  1,945,437   $  7,376,833
NON-CASH TRANSACTIONS:
  Issuance of common stock to stockholders for notes
    receivable..............................................  $         --   $  7,979,688
  Repurchase of common stock for note receivable............            --        (50,000)
  Investment in enba plc for common stock...................            --     30,996,834
  Issuances (forfeitures) of restricted stock to
    employees...............................................    (1,109,692)    19,434,465
Acquisition of SoundView Technology Group, Inc.
  Fair value of net assets acquired, net of cash received...            --     44,431,499
  Intangible assets and goodwill............................            --    275,857,420
  Issuance of common stock..................................            --    291,003,482
  Deferred tax assets.......................................            --     16,770,000
  Deferred tax liabilities..................................            --     32,465,000

 The accompanying notes are an integral part of these consolidated statements.

                   WIT SOUNDVIEW GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 2001 AND 2000

1.  ORGANIZATION AND BASIS OF PRESENTATION

    Wit SoundView Group, Inc. ("WSVG" or the "Company") was incorporated on March 27, 1996 and commenced operations in September 1997. The accompanying unaudited consolidated financial statements include the accounts of WSVG and its wholly-owned subsidiaries, Wit SoundView Corporation ("WSV", formerly SoundView Technology Group, Inc.), Wit Capital Corporation ("WCC"), Wit Capital Europe Group PLC ("WCE"), SoundView Asset Management, Inc., SoundView Capital Management, Inc. and Wit SoundView Ventures Corp. All material intercompany balances and transactions have been eliminated in consolidation.

    The Company is an investment banking firm focused exclusively on the technology sector and offers a strong complement of investment banking services, including public offerings, M&A advisory and private equity placements. The Company produces comprehensive sell-side research on over 245 technology companies. The Company's brokerage operations provide a variety of sales and trading services to institutional investors. Through the Company's venture capital operations, it has established and currently manages a number of venture capital funds that provide investors with the opportunity to participate in technology and Internet related investments.

    These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results for the periods presented in conformity with accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K filed with the SEC on April 2, 2001. Results of the interim periods are not necessarily indicative of results to be obtained for a full fiscal year.

2.  MERGERS

    On January 31, 2000, the Company completed its merger with SoundView Technology Group, Inc., a Connecticut-based private broker-dealer and investment banking firm focused exclusively on technology. The total consideration was $320 million consisting of Wit Capital Group, Inc. common stock and cash. The merger was accounted for using the purchase method of accounting. The excess of the purchase price over the estimated fair value of the net assets acquired was allocated to certain identifiable intangible assets and goodwill, a total of $275.9 million which will be amortized on a straight-line basis over periods between 3 and 20 years.

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

                   WIT SOUNDVIEW GROUP, INC. AND SUBSIDIARIES

                            MARCH 31, 2001 AND 2000

3.  NET INCOME (LOSS) PER SHARE

    The following table sets forth the calculation of shares used in the computation of basic and diluted net income (loss) per share:

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                      ------------------------
                                                         2001          2000
                                                      -----------   ----------
Shares used in computations:
  Weighted average common shares used in the
    computation of basic net income (loss) per
    share...........................................  110,521,759   72,997,204
  Dilutive effect of common stock equivalents.......           --   25,088,551
                                                      -----------   ----------
  Weighted average common shares used in the
    computation of diluted net income (loss) per
    share...........................................  110,521,759   98,085,755
                                                      ===========   ==========

    Because the Company reported a net loss for the period ended March 31, 2001, the calculation of diluted earnings per share in that period does not include options, warrants and common stock collateralizing the notes receivable from stockholders, as they are anti-dilutive and would result in a reduction of net loss per share. If the Company had reported net income, there would have been an additional 11,577,427 shares as of March 31, 2001 included in the calculation of diluted earnings per share.

4.  STOCK OPTION PLAN

    The Company has adopted a stock incentive plan (the "Plan") that permits the granting of stock options, restricted stock and other awards to employees, directors and certain consultants of the Company. The exercise price of any share covered by an option granted to a person owning more than 10% of the voting power of all classes of stock of WSVG cannot be less than 110% of the fair market value on the day of the grant. The exercise price of any share covered by an option granted to any person cannot be less than 85% of the fair value on the day of the grant. Options expire five or ten years from the date of grant, with the majority of the options expiring in the year 2009.

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

    As of March 31, 2001, the Company has 42,136,253 outstanding options with a range of exercise prices between $0.15 and $34.88 per share and a weighted average exercise price of $5.15.

                   WIT SOUNDVIEW GROUP, INC. AND SUBSIDIARIES

                            MARCH 31, 2001 AND 2000

5.  WARRANTS

    The Company has 9,618,341 outstanding warrants as of March 31, 2001 with a range of exercise prices between $0.60 and $10.25. These warrants are exercisable for 3,981,046 shares of common stock and 5,637,295 shares of Class B common stock.

6.  INVESTMENT IN SUBSIDIARY

    On February 16, 2001, the Company participated in a rights offering to purchase additional shares in WCE. The Company purchased approximately
8.77 billion shares for an aggregate purchase price of approximately
$8.2 million, increasing its ownership percentage to 81.57%. Additionally, on February 16, 2001, the Company entered into a short-term subordinated loan agreement with Wit SoundView Europe Limited ("WSVE"), a wholly-owned subsidiary of WCE. The maximum available to WSVE under the agreement is approximately
$6.6 million, and any outstanding balance under the agreement bears interest at a rate of 8% per annum. As of March 31, 2001, WSVE had drawn down approximately $2.6 million pursuant to the terms of this agreement.

7.  INVESTMENT

    In connection with the Company's investment in WCE, in March 2000, the Company acquired 189,748 shares of enba plc ("enba"), the Company's joint venture partner, in exchange for 1,878,596 shares of the Company's common stock. In December 2000, the Company recorded a loss of approximately $13.7 million on its investment in enba, representing management's estimate of the impairment in value of the investment.

8.  CONTINGENCIES

    The Company is currently subject to claims and legal proceedings arising in the normal course of its business. In the opinion of management, the resolution of such legal proceedings should not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

9.  INCOME TAXES

    The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting For Income Taxes," which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that realization of such benefits is more likely than not. The Company files consolidated Federal and combined state and local income tax returns with certain of its wholly-owned subsidiaries.

                   WIT SOUNDVIEW GROUP, INC. AND SUBSIDIARIES

                            MARCH 31, 2001 AND 2000

9.  INCOME TAXES (CONTINUED)
    The components of the Company's income tax expense (benefit) for the periods ended March 31, 2001 and March 31, 2000 are as follows:

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                     -------------------------
                                                        2001          2000
                                                     -----------   -----------
Current:
  Federal..........................................  $        --   $        --
  State and local..................................      112,388     1,186,679
                                                     -----------   -----------
                                                         112,388     1,186,679
                                                     -----------   -----------
Deferred:
  Federal..........................................   (3,690,890)    7,424,231
  State and local..................................      (65,101)    1,997,256
                                                     -----------   -----------
                                                      (3,755,991)    9,421,487
                                                     -----------   -----------
                                                     $(3,643,603)  $10,608,166
                                                     ===========   ===========

    The Company's effective tax rate differs from the Federal statutory rate primarily due to the amortization of intangible assets and goodwill and state and local income taxes.

    The Company has recorded deferred tax assets of $27.2 million primarily related to net operating loss carryforwards and deferred compensation offset by deferred tax liabilities resulting from unrealized appreciation on investments. The Company has also recorded deferred tax liabilities of approximately
$49.7 million which were recorded to reflect the difference between the financial reporting and tax basis of intangible assets acquired in the Company's mergers with SoundView and E*OFFERING.

10.  NET CAPITAL REQUIREMENTS

    WSV and WCC are subject to the SEC's Uniform Net Capital Rule 15c3-1. WSV's net capital, as defined, is required to be the greater of $250,000 or an amount determinable based on the market prices and number of securities in which WSV acts as a market maker. As of March 31, 2001 and December 31, 2000, WSV's net capital was $104,759,398 and $79,350,521, which was $104,189,398 and $78,748,021 in excess of the minimum net capital requirements, respectively. WCC's net capital, as defined, is required to be the greater of $100,000 or the minimum net capital required based on aggregate indebtedness. As of March 31, 2001 and December 31, 2000, WCC's ratio of aggregate indebtedness to net capital was .20 to 1 and 1.95 to 1 and its net capital was $3,777,929 and $3,328,931, which was $3,677,929 and $2,895,980 in excess of the minimum net capital requirements, respectively.

11.  OTHER COMPREHENSIVE INCOME

    Upon the acquisition of a controlling interest in WCE, the Company implemented the provisions of SFAS No. 130, "Reporting Comprehensive Income," which requires the Company to report the changes in stockholders' equity from all sources during the period other than those resulting from investments by shareholders. Revenues and expenses from the Company's subsidiary, WCE, are

                   WIT SOUNDVIEW GROUP, INC. AND SUBSIDIARIES

                            MARCH 31, 2001 AND 2000

11.  OTHER COMPREHENSIVE INCOME (CONTINUED)
translated into U.S. dollars at average monthly exchange rates prevailing during the quarter. The resulting translation adjustment is as follows:

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                     -------------------------
                                                         2001          2000
                                                     ------------   ----------
Net income (loss)..................................  $(22,609,359)  $7,500,629

Cumulative translation adjustment..................    (2,745,800)          --
                                                     ------------   ----------

Net comprehensive income (loss)....................  $(25,355,159)  $7,500,629
                                                     ============   ==========

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND BUSINESS

    Wit SoundView Group, Inc. (the "Company" or "Wit SoundView", formerly Wit Capital Group, Inc.) was incorporated on March 27, 1996 and commenced operations in September 1997. The accompanying consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries, Wit SoundView Corporation ("WSV", formerly SoundView Technology Group, Inc.), Wit Capital Corporation ("WCC"), Wit Capital Europe Group PLC ("WCE"), SoundView Asset Management, Inc., SoundView Capital Management, Inc. and Wit SoundView Ventures Corp. ("Wit SoundView Ventures").

    Wit SoundView is an investment banking firm focused exclusively on the technology sector. We offer a strong complement of investment banking services, including public offerings, M&A advisory and private equity placements. With one of the largest research teams in the sector, Wit SoundView produces comprehensive sell-side research on over 245 technology companies. Our brokerage operations provide a variety of sales and trading services to institutional investors. We leverage our technology expertise through a sales force which has a comprehensive understanding of the complex and diverse technologies involved in technology-focused investing. Our venture capital operation, Wit SoundView Ventures, has established and currently manages a number of venture capital funds that provide investors with the opportunity to participate in technology and Internet related investments.

    The results presented below for the three month period ended March 31, 2000 reflect the results of the combined company after completion of our merger with SoundView Technology Group, Inc. ("SoundView") on January 31, 2000. Accordingly, revenue and expense amounts for the three months ended March 31, 2000, only include the results of SoundView for February and March 2000. As a result, we do not believe that period to period comparisons of our results are meaningful and should be relied upon as indicators of future performance. In March 2000, SoundView changed its name to Wit SoundView Corporation.

CURRENT MARKET ENVIRONMENT

    As an investment banking firm, our business and operations are effected by the U.S. and global economic environment and market conditions. The volatility of the equity markets, and in particular the market for technology companies, significantly influences the strength of our business operations. Commencing in mid April 2000, the market for public equity offerings slowed from the levels and strength experienced in the fourth quarter of 1999 and the first quarter of 2000. As a result, for the majority of the second, third and fourth quarters of 2000, we were operating under market conditions that were unfavorable to potential issuers. Sequentially, from the first to the third quarters of 2000, we experienced a decline in investment banking revenues as a result of these unfavorable market conditions for technology companies. During the fourth quarter of 2000, we experienced a further decline in investment banking revenue derived from public equity offerings, which was offset by an increase in revenue derived from our M&A services.

    The economic slowdown experienced in the second half of 2000 accelerated during the first quarter of 2001, further reducing our opportunity to compete for investment banking business. Accordingly, during the first quarter of 2001, we experienced a further decrease in total revenues from quarterly levels achieved in 2000 as a result of lower valuations for technology companies and continuing market uncertainty. With the market for public issuances and technology companies remaining uncertain, we expect total revenues to remain at a decreased level in the second quarter of 2001 compared to all quarters of 2000. Further, we expect to experience a decline in total revenues in 2001 from total revenues achieved in 2000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AS COMPARED TO
  THE THREE MONTHS ENDED MARCH 31, 2000

REVENUES

    Total revenues for the quarter ended March 31, 2001 were $55.8 million, compared to $106.6 million for the quarter ended March 31, 2000. This represents a 48% decrease in total reported revenues, primarily attributable to a decrease in investment banking revenue.

    Investment banking revenue for the quarter ended March 31, 2001 was $13.0 million, compared to $60.3 million for the quarter ended March 31, 2000, representing a decrease of 78%. Investment banking revenue is primarily derived from the public offering of equity securities, and also from mergers and acquisitions and strategic advisory services and private equity offerings. The decrease in investment banking revenue in 2001 as compared to 2000 is attributable to unfavorable issuing conditions for technology companies which includes lower market valuations and general market and economic uncertainty. We participated in a total of 5 public equity offerings during the first quarter of 2001, 1 as co-manager and 4 as syndicate member as compared to the first quarter of 2000, during which we participated in 61 public equity offerings, 31 as co-manager and 30 as syndicate member. While the stability of the public equity markets remains uncertain and mergers and acquisitions activity remains slowed, we would expect that investment banking revenue will remain decreased from levels achieved in prior quarters.

    Brokerage revenue for the quarter ended March 31, 2001 was $39.6 million, compared to $36.5 million for the quarter ended March 31, 2000, representing an increase of 8%. In the first quarter of 2000, revenues derived from brokerage operations related to our institutional equity and online, or individual trading operations. In connection with our merger with E*OFFERING Corp. in October 2000, we transferred all of our online accounts to E*TRADE
Securities, Inc. and accordingly, for the quarter ended March 31, 2001, our total brokerage revenue is comprised solely of revenue from our institutional brokerage operations. For the quarter ended March 31, 2000, our institutional and online operations contributed $32.5 million and $4.0 million, respectively, to total brokerage revenue. Comparing the quarter ended March 31, 2001 to March 31, 2000, brokerage revenue has increased as a result of the contribution of our institutional brokerage operations which include three months of activity in the first quarter of 2001, compared to only two months of activity in 2000, offset by the elimination of revenue derived from our online brokerage operations and lower trading profits derived from our market making operations in 2001. As a result of the move to decimal trading for stocks traded in the Nasdaq Stock Market which began for all stocks in April 2001, a narrowing of bid-ask spreads and smaller price increments may be experienced which may result in decreased trading revenue earned from our market making operations. We can experience increases or decreases in brokerage revenue depending on market conditions and volatility. Independent of those market factors, we expect this revenue to continue to increase as we continue to grow our institutional brokerage business and capitalize on our opportunity to receive order flow in securities for which we act as market maker from E*TRADE.

    Interest and investment income for the quarter ended March 31, 2001 was $3.4 million, compared to $1.8 million for the quarter ended March 31, 2000, representing an increase of 86%. We earn interest income from the investment of cash balances raised through financing activities and our ongoing operations until the funds are used in our business. During the first quarter of 2001 and 2000, our average month end cash balances were $183.7 and $136.6 million, respectively. It is our current policy to pay bonuses and other compensation related payments to employees on a semi-annual basis. Accordingly, we expect our interest income to decrease in quarters following such payments, which, most recently were made in January 2001.

    Asset management fees for the quarter ended March 31, 2001 were $1.9 million compared to $7.8 million for the quarter ended March 31, 2000, representing a decrease of 75%. This revenue is derived from management and syndication fees received from our series of venture capital funds, and from incentive royalties from hedge funds that were formerly managed by SoundView. Comparing the quarter ended March 31, 2001 to the quarter ended March 31, 2000, the decrease in this revenue is attributable to syndication fees that were recognized on the closing of our series of Dawntreader II funds in the first quarter of 2000 and a reduction in accrued incentive royalties. In the future, we intend to establish new venture capital funds and are continually exploring new opportunities to apply our technology expertise in the asset management sector.

    Gain (loss) on investments for the quarter ended March 31, 2001 was a loss of $2.1 million, compared to a gain of $62,000 for the quarter ended March 31, 2000. For the quarter ended March 31, 2001, the net loss on investments primarily consists of the net realized and unrealized gains and losses on the mark-to-market and sale of equity securities that the Company receives as consideration for financial advisory services and from investment gains and losses from the Company's investments in equity securities and investment partnerships focused on the technology sector. Comparing the quarter ended
March 31, 2001 to the quarter ended March 31, 2000, the decrease in this revenue is attributable to a decline in the value of the Company's equity securities, which fluctuates in part with the equity markets, and in particular the NASDAQ National Market. We expect that we will continue to receive equity securities or warrants representing the right to purchase equity in companies for which we provide investment banking services and that the values of the securities we own will continue to fluctuate based on market conditions.

EXPENSES

    Compensation and benefits expense for the quarter ended March 31, 2001 was $37.6 million, compared to $64.9 million for the quarter ended March 31, 2000. Compensation and benefits expense consists of salaries, bonuses and other benefits paid or provided to the Company's employees. In addition, compensation and benefits expense includes an accrual for a retention bonus pool which was paid to former E*OFFERING employees on March 31, 2001 and an expense related to restricted stock grants made to designated employees from SoundView and E*OFFERING, the value of which is being amortized over the applicable vesting period. Comparing the quarter ended March 31, 2001 with the quarter ended
March 31, 2000, the decrease in compensation expense primarily relates to lower incentive compensation accrued on lower revenues. Although our headcount has fluctuated during the past year, the increase in headcount attributable to our mergers with SoundView and E*OFFERING as well as the addition of employees from WCE has partially offset the decrease in our employee base resulting from the discontinuance of our online brokerage operations and a review of personnel in January 2001, resulting in total employees of 413 and 439 as of March 31, 2001 and 2000, respectively. Our employee base of 413 as of March 31, 2001 is comprised of 378 U.S. employees and 35 employees of WCE. By April 2001, this employee base had decreased to 385, as a result of a decrease in the number of individuals employed by our U.S. operation. Compensation and benefits expense as a percentage of total revenues was 67% for the quarter ended March 31, 2001 compared to 61% for the quarter ended March 31, 2000. We anticipate our employee base remaining relatively constant for the remainder of 2001.

    Amortization of intangible assets and goodwill increased to $16.2 million for the quarter ended March 31, 2001 from $2.7 million for the quarter ended March 31, 2000. This expense relates to the amortization of intangible assets and goodwill related to our mergers with SoundView and E*OFFERING. Our merger with SoundView, which was completed on January 31, 2000, resulted in approximately $275.9 million in intangible assets and goodwill, the pro-rata amortization of which resulted in amortization of $2.7 million in the first quarter of 2000. Our merger with E*OFFERING, which resulted in approximately $304 million in intangible assets and goodwill, was completed on October 16, 2000. Accordingly, our results of operations for the first quarter of 2001 include the related amortization expense for the first full quarter following our merger with E*OFFERING as well as amortization from the SoundView merger for a full quarter compared to the first quarter of 2000 which only included two months of amortization expense resulting from our merger with SoundView. Intangible assets and goodwill resulting from these mergers is being expensed on a straight-line basis over various periods ranging from 3 to 20 years.

    Brokerage and clearance expense for the quarter ended March 31, 2001 was $5.9 million, compared to $6.2 million for the quarter ended March 31, 2000, representing a decrease of 5%. This expense primarily consists of fees paid to independent floor brokers on the New York Stock Exchange for the execution of institutional customer agency business, as well as amounts paid to the Company's clearing broker for processing and clearing customers' trades. The decrease in brokerage and clearance expense for the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000 resulted from the inclusion of three months of brokerage and clearance expense from our institutional brokerage operations for the quarter ended March 31, 2001, compared to March 31, 2000, which only included this expense for February and March following our merger with SoundView, offset by the elimination of expenses related to our online brokerage operations. We expect our brokerage and clearance expense to fluctuate to the extent we experience an increase or decrease in related brokerage revenue.

    Data processing and communications expense for the quarter ended March 31, 2001 was $3.2 million, compared to $1.8 million for the quarter ended March 31, 2000, representing an increase of 82%. Data processing and communications expense includes costs related to market data services, transaction processing and telephone and other communication charges, which have increased as a result of expanding our operations and as a result of our mergers. Additionally, as a result of closing our merger with SoundView on January 31, 2000, our results of operations for the quarter ended March 31, 2000 only includes two months of costs from SoundView as compared to the first quarter of 2001, which includes a full quarter of expenses. We are currently in the process of consolidating the various market data service contracts that were acquired in our merger with E*OFFERING, and expect the related expenses to decrease once the consolidation is complete.

    Marketing and business development expense for the quarter ended March 31, 2001 was $3.2 million, compared to $3.0 million for the quarter ended March 31, 2000, representing an increase of 5%. Marketing and business development expense consists primarily of travel, entertainment and costs associated with hosting our technology-focused conferences. As the size of our investment banking operations and marketing efforts have remained relatively constant, these expenses have remained constant. We would expect these expenses to fluctuate in the future to the extent we modify our marketing efforts in response to changing market conditions.

    Occupancy expense for the quarter ended March 31, 2001 was $3.2 million, compared to $792,000 for the quarter ended March 31, 2000, representing an increase of 305%. Occupancy expense includes costs related to leasing office space in New York, Stamford and San Francisco and the increase reflects our growth and need for expanded office facilities. We expect occupancy expense to increase as we continue to consolidate our office facilities into long-term facility solutions.

    Depreciation and amortization expense for the quarter ended March 31, 2001 was $2.8 million, compared to $1.3 million for the quarter ended March 31, 2000, representing an increase of 117%. Depreciation and amortization consists primarily of depreciation and amortization of furniture, equipment and leasehold improvements and amortization of computer software. The increase in depreciation and amortization reflects the increased investment we have made in technology, equipment and facilities as well as the additional facilities and equipment acquired in our mergers with SoundView and E*OFFERING.

    Professional services expense for the quarter ended March 31, 2001 was $2.4 million, compared to $2.3 million for the quarter ended March 31, 2000, representing an increase of 7%. Professional services expense includes legal, consulting, accounting, and recruiting fees which have increased as we continue to make strategic investments, develop our business internationally. Additionally, professional services expense has increased as a result of the increased costs incurred in connection with defending ourselves in litigation. Professional services expense also includes the costs related to our strategic relationships with the Gartner Group and the Giga Group, which allow us access to their products and services.

    Technology development expense for the quarter ended March 31, 2001 was $323,000, compared to $1.0 million for the quarter ended March 31, 2000, representing a decrease of 69%. Comparing the quarter ended March 31, 2001 to the quarter ended March 31, 2000, this expense decreased as a result of the discontinuance of our online brokerage operations to which these costs primarily related in the first quarter of 2000. We expect technology development expense to increase to the extent we continue to develop innovative, technology driven products and services.

    During the quarter ended March 31, 2000, we wrote-off $1.3 million in computer software and equipment related to our planned after-hours trading system. In December 1999, in light of the rapidly changing environment for after-hours trading and alternative trading systems we wrote-down the majority of computer software and hardware that we had developed or purchased to operate a planned after-hours trading system. Management estimated the fair value of the assets remaining by determining which assets were utilizable in other areas of the business as well as estimating the potential future cash inflows that might be received from the sale or licensing of part or all of the developed technology. In the first quarter of 2000, as a result of information that became available to us regarding redeployment of the remaining assets, we wrote-off an additional $1.3 million of capitalized costs representing management's estimate of the impairment in the value of the remaining assets.

    Other expenses for the quarter ended March 31, 2001 were $1.8 million, compared to $1.3 million for the quarter ended March 31, 2000, representing an increase of 37%. Other expenses includes costs for office supplies, insurance, subscriptions, registrations and other general administrative expenses which have all increased as we continue to expand our business and operations through our mergers with SoundView and E*OFFERING. Additionally, as a result of closing our merger with SoundView on January 31, 2000, our results of operations for the quarter ended March 31, 2000 only includes two months of costs from SoundView as compared to the first quarter of 2001, which includes a full quarter of expenses.

OTHER

    Equity in net loss of affiliates for the quarter ended March 31, 2001 increased to $5.3 million from $1.7 million for the quarter ended March 31, 2000, representing an increase of 209%. Equity in net loss of affiliates represents our proportional share of the losses incurred by WCJ and WCE based on our ownership interest in each entity. For the quarter ended March 31, 2000, WCJ and WCE were in the process of strategic planning and hiring key personnel to develop our international operations. The increase experienced from the first quarter of 2000 to the first quarter of 2001 reflects the limited infrastructure that was in place in the first part of 2000 compared to the more developed infrastructure that currently exists and that should permit WCJ and WCE to compete for revenue generating activities when the markets for capital raising improve. We are currently taking measures to align our international operations with our U.S. focus and the opportunities that exist in each marketplace. The ability of WCJ and WCE to generate revenues is dependent on a number of factors including the economic condition of the markets in which they operate. These entities may experience slow growth as a result of unfavorable market conditions or other factors specific to the environments in which they operate. We anticipate incurring additional losses related to our equity investment in WCJ in the future as it continues to develop its operations.

    On February 16, 2001, we participated in a rights offering to purchase additional shares in WCE. We purchased approximately 8.77 billion shares for an aggregate purchase price of approximately

$8.2 million, increasing our ownership percentage from 49% to a controlling interest of 81.57%. From February 16, 2001 to March 31, 2001, our results reflect the consolidation of WCE's operations into our financial statements. We anticipate incurring additional losses related to our investment in WCE in future quarters, which will be reflected on a consolidated basis with our results going forward. If the economic condition of the market in which WCE operates does not improve and WCE continues to incur operating losses, it will not be able to continue its ongoing operations without additional capital contributions.

LIQUIDITY AND CAPITAL RESOURCES

    From 1996 to mid 1999 we satisfied our cash requirements primarily through private placements of common stock and convertible preferred stock. During
June 1999, we completed an initial public offering in which we issued 8,740,000 shares at $9.00 per share. We received approximately $72.8 million in cash proceeds, net of underwriting discounts and offering costs. During 2000, we satisfied our cash requirements through generating cash in our operations as well as from cash balances raised through our IPO and from our merger with SoundView. We believe that our existing cash balances will be sufficient to meet anticipated cash requirements for at least the next twelve months. We may, nonetheless, seek additional financing to support our activities during the next twelve months or thereafter, including additional public offerings or our company stock. There can be no assurance, however, that additional capital will be available on reasonable terms, if at all, when needed or desired.

    Net cash used in operating activities was $17.9 million for the three months ended March 31, 2001, compared to $12.5 million during the same period in the preceding year. Cash used in operating activities for the three months ended March 31, 2001 was primarily from a net loss of $22.6 million, non-cash adjustments of $20.8 million, a net increase in operating assets of $80.2 million, offset by a net increase in operating liabilities of $96.3 million. Cash used in operating activities for the three months ended March 31, 2000 was primarily from net income of $7.5 million, non-cash adjustments of $17.6 million, a net increase in operating assets of $76.9 million, offset by a net increase in operating liabilities of $39.2 million.

    Cash used in investing activities was $11.9 million for the three months ended March 31, 2001, compared to net cash provided by investing activities of $54.1 million for the three months ended March 31, 2000. Cash used in investing activities for the three months ended March 31, 2001 was primarily purchases of short-term investments of $636,000, an additional investment in WCE of $8.2 million, fixed asset purchases of $2.4 million and purchases of computer software of $739,000. Net cash provided by investing activities for the three months ended March 31, 2000 was primarily for net purchases and sales of short-term investments of $62.7 million, the acquisition of SoundView for $6.8 million (net of cash received), purchases of furniture, equipment and leasehold improvements of $1.1 million and purchases of computer software of $704,000.

    Net cash used in financing activities was $3.1 million for the three months ended March 31, 2001, compared to net cash provided by financing activities of $8.9 million for the three months ended March 31, 2000. Net cash used in financing activities for the three months ended March 31, 2001 resulted primarily from repurchases of common stock of $4.1 million offset by $915,000 in proceeds received from the issuance of common stock for exercise of options and warrants. Net cash provided by financing activities for the three months ended March 31, 2000 resulted primarily from $8.9 million in proceeds and related tax benefits received from the issuance of common stock for exercise of options and warrants.

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

    In connection with our investment in enba, we will receive approximately $17.1 million and, depending on the absence of certain occurrences, may receive an additional $3.6 million over the next 18 months.

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    There has been no material change from the Item 305 information included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

                                    PART II

ITEM 1--LEGAL PROCEEDINGS

    Certain claims and legal proceedings are described in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

    The United States Department of Labor investigation referred to in the Registrant's Annual Report on Form 10-K has been closed without any action being taken.

    On March 29, 2001, Alley Capital Partners, LLC, and three of its members, officers and directors filed an action against the Company in the Supreme Court of the State of New York for New York County. The complaint alleges (1) breach of contract, (2) contractual indemnity, (3) breach of trust, (4) fraudulent inducement, and (5) a claim for declaratory judgment, all in relation to the Company's exercise of its contractual right to terminate a venture agreement with Alley Capital. The Company denies the allegations and intends to defend the lawsuit vigorously.

    We are currently subject to other claims and legal proceedings arising in the normal course of our business. We do not believe that the resolution of such claims and legal proceedings should have a material adverse effect on us.

ITEM 2--CHANGES IN SECURITIES AND USE OF PROCEEDS

    On April 17, 2000, our Board of Directors approved a common stock repurchase program authorizing the repurchase of up to 2 million shares of our common stock. This repurchase program was effected through market and private transactions and was completed on December 15, 2000 at an average cost per share of $6.04. On January 22, 2001, our Board of Directors approved an additional
2 million share repurchase of which we had repurchased 1.5 million shares as of March 31, 2001 at an average cost of $2.74 per share. Most recently, on April 19, 2001 our Board of Directors approved an additional 5 million share repurchase which will be effected from time to time depending on market conditions and other factors.

ITEM 3--DEFAULT UPON SENIOR SECURITIES

    None

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5--OTHER INFORMATION

FORWARD-LOOKING STATEMENTS

    The Company has included in this Form 10-Q filing, and from time to time its management may make, statements which may constitute forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but instead represent only the Company's beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of the Company's or its management's control. Statements preceded by, followed by, or that include the words "expect," "will," "may," "intend," "anticipate," "believe," and "should", involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or those of the industry in which we operate, to be materially different from any expected future results, performance or achievements expressed or implied in these forward-looking statements. It is possible that its actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the Company's specific forward-looking statements include:

    - a decline in general economic conditions or the United States securities markets;

    - the inability to ensure sufficient revenue to cover its costs and create profits;

    - increasing competitive pressures; and

    - increased volatility in the capital markets

    Additional information regarding these and other important factors that could cause actual results to differ from those in the Company's forward-looking statements is contained under the section entitled "Risk Factors" in the Company's Registration Statement on Form S-1 (File No. 333-74619), as filed with the SEC in connection with the Company's initial public offering of common stock and in the Company's Registration Statements on Form S-4 (Nos. 333-92887 and 333-42062) as filed with the SEC in connection with the company's mergers with SoundView Technology Group, Inc. and E*OFFERING Corp. The Company hereby incorporates by reference those risk factors (other than those contained under the headings "Our common stock has never been publicly traded so we cannot predict the extent to which a market will develop for our common stock or how volatile that market will be" and "This offering will cause immediate dilution") into this Form 10-Q. Other additional information regarding important factors that cause results to differ from those in the Company's forward looking statements are contained in the Company's periodic filings with the Securities & Exchange Commission.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

       10.1 Stock Incentive Plan of Wit SoundView Group, Inc., as amended January 22, 2001

    (b) Reports on Form 8-K:

       None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       WIT SOUNDVIEW GROUP, INC.
Dated: May 14, 2001

                                                       By:              /s/ MARK F. LOEHR
                                                            -----------------------------------------
                                                                          Mark F. Loehr
                                                                     CHIEF EXECUTIVE OFFICER

                                                       By:             /s/ CURTIS L. SNYDER
                                                            -----------------------------------------
                                                                         Curtis L. Snyder
                                                                     CHIEF FINANCIAL OFFICER