Form 10-K/A
period 2000-12-31
WIT SOUNDVIEW GROUP INC
filed 2001-06-29
CIK 1071620

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                            ------------------------

                                  FORM 10-K/A

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

                         COMMISSION FILE NUMBER 0-26225
                            ------------------------

                           WIT SOUNDVIEW GROUP, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     13-3900397
    (State or Other Jurisdiction of             (IRS Employer Identification No.)
    Incorporation or Organization)

   826 BROADWAY, NEW YORK, NEW YORK                           10003
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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes / /

    The market value of the Common Stock held by non-affiliates of the registrant was $164,878,059 based on the last reported sale price of the Registrant's Common Stock on the NASDAQ National Market as of the close of business on May 31, 2001. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its common equity are affiliates of the registrant.

    As of May 31, 2001, there were 108,469,125 shares of the Registrant's Common Stock outstanding and 11,666,666 shares of the Registrant's Class B Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE.

None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    This Form 10-K/A amends the Form 10-K previously filed by the registrant with the Securities and Exchange Commission on April 2, 2001. Pursuant to the requirements of Section 3-09 of Regulation S-X under the Securities Exchange Act of 1934, the Registrant hereby amends Item 14(a)(1) and Item 14(a)(3) of its Annual Report on Form 10-K to include the financial statements of Wit Capital Europe Group plc and subsidiaries, Wit SoundView Europe Group plc and subsidiary and Wit Capital Japan, Inc.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) Documents filed as part of this report on Form 10-K:

    Item 14(a)(1) is hereby amended to include the following:

    FINANCIAL STATEMENTS OF WIT CAPITAL EUROPE GROUP PLC AND SUBSIDIARIES

    The following consolidated financial statements of Wit Capital Europe Group plc and subsidiaries and the related notes thereto are filed as a part of this report, beginning on page F-1:

    Auditors' Report to the Shareholders
    Consolidated Profit and Loss Account for the period ended December 31, 2000 Consolidated Balance Sheet as of December 31, 2000
    Consolidated Cash Flow Statement for the period ended December 31, 2000 Notes to Consolidated Financial Statements

    FINANCIAL STATEMENTS OF WIT SOUNDVIEW EUROPE GROUP PLC AND SUBSIDIARY

    The following consolidated financial statements of Wit SoundView Europe Group plc and subsidiary and the related notes thereto are filed as a part of this report, beginning on page F-14:

    Auditors' Report to the Shareholders
    Consolidated Profit and Loss Account for the period ended December 31, 2000 Consolidated Balance Sheet as of December 31, 2000
    Consolidated Cash Flow Statement for the period ended December 31, 2000 Notes to Consolidated Financial Statements

    FINANCIAL STATEMENTS OF WIT CAPITAL JAPAN, INC.

    The following consolidated financial statements of Wit Capital Japan, Inc. and the related notes thereto are filed as a part of this report, beginning on page F-25:

    Report of Independent Public Accountants

    Consolidated Balance Sheet as of March 31, 2001 and 2000

    Consolidated Statement of Operations for the year ended March 31, 2001 and for the period from August 25, 1999 (date of inception) to March 31, 2000

    Consolidated Statement of Changes in Shareholders' Equity for the year ended March 31, 2001 and for the period from August 25, 1999 (date of inception) to March 31, 2000

    Consolidated Statement of Cash Flows for the year ended March 31, 2001 and for the period from August 25, 1999 (date of inception) to March 31, 2000

    Notes to Consolidated Financial Statements

3.  Exhibits

    Item 14(a)(3) is hereby amended to add the following exhibits:



23.3 Consent of Arthur Andersen with regard to the financial statements of Wit Capital Europe Group plc and subsidiaries

23.4 Consent of Arthur Andersen with regard to the financial statements of Wit SoundView Europe Group plc and subsidiary

23.5 Consent of Arthur Andersen with regard to the financial statements of Wit Capital Japan, Inc. and subsidiary

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of New York, the State of New York, on the 29th day of June 2001.

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

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                          *
     -------------------------------------------       Chairman of the Board and      June 29, 2001
                  Robert H. Lessin                       Director

                  /s/ MARK F. LOEHR                    Chief Executive Officer and
     -------------------------------------------         Director (Principal          June 29, 2001
                    Mark F. Loehr                        Executive Officer)

                          *
     -------------------------------------------       Director                       June 29, 2001
                   Andrew D. Klein

                          *
     -------------------------------------------       President and Director         June 29, 2001
                  Russell D. Crabs

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                          *
     -------------------------------------------       Director                       June 29, 2001
                Christos M. Cotsakos

                          *
     -------------------------------------------       Director                       June 29, 2001
                   William E. Ford

                          *
     -------------------------------------------       Director                       June 29, 2001
                  John H. N. Fisher

                          *
     -------------------------------------------       Director                       June 29, 2001
                Edward H. Fleischman

                          *
     -------------------------------------------       Director                       June 29, 2001
                 Joseph R. Hardiman

                          *
     -------------------------------------------       Director                       June 29, 2001
                  Gilbert C. Maurer

                          *                            Chief Financial Officer
     -------------------------------------------         (Principal Financial and     June 29, 2001
                  Curtis L. Snyder                       Accounting Officer)

*By:                    /s/ MARK F. LOEHR
             --------------------------------------
                          Mark F. Loehr
                        ATTORNEY-IN-FACT

                 WIT CAPITAL EUROPE GROUP PLC AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Auditors' Report to the Shareholders........................    F-2
Consolidated Profit and Loss Account for the period ended
  December 31, 2000.........................................    F-3
Consolidated Balance Sheet as of December 31, 2000..........    F-4
Consolidated Cash Flow Statement for the period ended
  December 31, 2000.........................................    F-5
Notes to Consolidated Financial Statements..................    F-6

                      AUDITORS' REPORT TO THE SHAREHOLDERS

    We have audited the accompanying consolidated balance sheet of Wit Capital Europe Group plc and subsidiaries (the "Company") as of 31 December 2000, and the related consolidated profit and loss account and cash flow statement for the period ended 31 December 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United Kingdom and United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wit Capital Europe Group plc and its subsidiaries as of 31 December 2000 and the results of its operations and its cash flows for the period ended 31 December 2000 in conformity with accounting principles generally accepted in the United Kingdom.

    Accounting practices used by the Company in preparing the accompanying financial statements conform with accounting principles generally accepted in the United Kingdom, but do not conform with accounting principles generally accepted in the United States. A description of these differences and a complete reconciliation of consolidated net income and shareholders' equity to accounting principles generally accepted in the United States is set forth in Note 14.

ARTHUR ANDERSEN

ARTHUR ANDERSEN
CHARTERED ACCOUNTANTS
1 SURREY STREET
LONDON WC2R 2PS
28 JUNE 2001

                          WIT CAPITAL EUROPE GROUP PLC

                      CONSOLIDATED PROFIT AND LOSS ACCOUNT

                     FOR THE PERIOD ENDED 31 DECEMBER 2000

                                                               NOTES          E
                                                              --------   -----------
OPERATING EXPENSES

--continuing operations.....................................             (21,768,881)

--discontinued operations...................................              (4,471,565)
                                                                         -----------

LOSS ON ORDINARY ACTIVITIES BEFORE INTEREST.................             (26,240,446)

Interest and other similar income...........................                 547,250
                                                                         -----------

  LOSS ON ORDINARY ACTIVITIES BEFORE TAXATION...............     2       (25,693,196)

Taxation on loss on ordinary activities.....................     4                --
                                                                         -----------

LOSS ATTRIBUTABLE TO ORDINARY SHAREHOLDERS TRANSFERRED TO
  RESERVES..................................................     8       (25,693,196)
                                                                         -----------

    The Company had no gains and losses for the current period other than as stated in the profit and loss account.

The accompanying notes are an integral part of this consolidated profit and loss account.

                          WIT CAPITAL EUROPE GROUP PLC

                           CONSOLIDATED BALANCE SHEET

                             AS AT 31 DECEMBER 2000

                                                            NOTES           E             E
                                                          ----------   -----------   -----------
FIXED ASSETS............................................                        --

CURRENT ASSETS

Debtors.................................................           6     1,985,636
Cash at bank and in hand................................                12,050,883
                                                                       -----------
                                                                        14,036,519
                                                                       -----------

CREDITORS: AMOUNTS FALLING DUE WITHIN ONE YEAR..........           7   (10,699,018)

TOTAL ASSETS LESS CURRENT LIABILITIES...................                               3,337,501
                                                                                     -----------

NET ASSETS..............................................                               3,337,501
                                                                                     ===========

CAPITAL AND RESERVES

Called-up share capital.................................       8, 15                   5,607,143
Share premium...........................................                              21,164,015
Other reserves..........................................                               2,259,539
Profit and loss account.................................                             (25,693,196)
                                                                                     -----------

TOTAL EQUITY SHAREHOLDERS' FUNDS........................           9                   3,337,501
                                                                                     ===========

The accompanying notes are an integral part of this consolidated balance sheet.

                          WIT CAPITAL EUROPE GROUP PLC

                        CONSOLIDATED CASH FLOW STATEMENT

                             AS AT 31 DECEMBER 2000

                                                               NOTES          E
                                                              --------   -----------
Net Cash Outflow from Operating Activities..................     11      (15,267,525)

Returns on Investments and Servicing of Finance.............                 547,250

Taxation....................................................                      --

Capital Expenditure and Financial Investment................                      --
                                                                         -----------

NET CASH OUTFLOW BEFORE FINANCING...........................             (14,720,275)

Financing...................................................     11       26,771,158
                                                                         -----------

INCREASE IN CASH............................................     11       12,050,883
                                                                         ===========

          The accompanying notes and statement of accounting policies are an integral part of this consolidated statement.

                          WIT CAPITAL EUROPE GROUP PLC

                             NOTES TO THE ACCOUNTS

                     FOR THE PERIOD ENDED 31 DECEMBER 2000

1.  ACCOUNTING POLICIES

A.  BASIS OF PREPARATION

    The consolidated financial statements have been prepared under the historical cost convention. All amounts are stated in Euro.

B.  ACCOUNTING PERIOD

    These consolidated financial statements cover the 16 month period from the date of incorporation to 31 December 2000.

C.  BASIS OF CONSOLIDATION

    The Group financial statements consolidate the financial statements of the Company and its subsidiaries, Wit SoundView Europe Limited ("WSE") and Wit SoundView Europe Investment Services Limited ("WSEIL") up to 31 December 2000.

D.  FOREIGN CURRENCY

    Transactions denominated in foreign currencies are translated into Euro at the rates ruling at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the rate ruling at that date. These translation differences are dealt with in the profit and loss account.

    WSE's functional currency is sterling. Foreign exchange gains/(losses) arising from translation of WSE's financial statements to Euro are reflected in the Cumulative Translation Account in Other Reserves.

E.  PENSION COSTS AND OTHER POST RETIREMENT BENEFITS

    All employees are eligible to participate in a defined contribution scheme.

    The amount charged to the profit and loss account in respect of pension costs and other post-retirement benefits is the contribution payable in the year by the Company. Differences between contributions payable in the year and contributions actually paid are shown as either accruals or prepayments in the consolidated balance sheet.

F.  EMPLOYEE SHARE OPTION PLAN

    Options on the shares of the Company, awarded to an employee at below market value lead to a charge to the profit and loss account equivalent to the intrinsic value of the award. The intrinsic value amounts to the difference between the market value at the date of the grant and the exercise price of the option. The total cost is recognised on a straight-line basis over the period from the date of grant to the date at which the employee becomes unconditionally entitled to the underlying shares.

    The associated liability is shown as other reserves in the equity section of the balance sheet.

    The profit and loss charge also includes a charge for the related employer national insurance costs which would crystallise at the time the employee exercises the options.

                          WIT CAPITAL EUROPE GROUP PLC

                     FOR THE PERIOD ENDED 31 DECEMBER 2000

1.  ACCOUNTING POLICIES (CONTINUED)
G.  INTEREST INCOME

    Interest income derived from cash balances held at bank are recognised in the profit and loss account in the period received.

H.  TAXATION

    Corporation tax payable is provided on taxable profits at the current rate.

    Deferred taxation is provided using the liability method on all timing differences only to the extent that they are expected to reverse in the future without being replaced, except that the deferred tax effects of timing differences arising from pensions and other post-retirement benefits are always recognised in full.

2.  LOSS ON ORDINARY ACTIVITIES BEFORE TAXATION

    Loss on ordinary activities before taxation is stated after (crediting) /charging:

                                                        CONTINUING   DISCONTINUED
                                                            E             E
                                                        ----------   ------------
Auditors' remuneration
-- audit services.....................................     53,407            --
-- taxation services..................................     48,596        94,443
-- other services.....................................    105,897        98,512
Foreign exchange losses...............................      8,698            --
                                                          -------       -------
                                                          216,598       192,955
                                                          =======       =======

3. STAFF COSTS

    The average monthly number of employees (including Directors) was:

                                                               NUMBER
                                                              --------
Management..................................................     32
Administration..............................................     25
                                                                 --
                                                                 57
                                                                 ==

                                                                  E
                                                              ----------
Their aggregate remuneration comprised:
Wages and salaries..........................................  10,602,286
Social security costs.......................................   1,356,464
Other pension costs.........................................     514,260
Long term incentive compensation............................   2,776,268
                                                              ----------
                                                              15,249,278
                                                              ==========

                          WIT CAPITAL EUROPE GROUP PLC

                     FOR THE PERIOD ENDED 31 DECEMBER 2000

4. TAXATION OF LOSS ON ORDINARY ACTIVITIES

    The tax charge comprises:

                                                                 E
                                                              --------
Corporation tax at 30%......................................        --
                                                              ========

    Deferred taxation provided and deferred taxation not provided are as follows:

                                                          PROVIDED   NOT PROVIDED
                                                             E            E
                                                          --------   ------------
Tax losses available....................................      --       7,707,959
                                                          ========     =========

    The deferred taxation asset arising from tax losses available have not been provided in the accounts, as the Directors do not believe that the asset will crystallise in the foreseeable future.

5. DIRECTORS' REMUNERATION AND TRANSACTIONS

REMUNERATION

    The remuneration of the Directors was as follows. Only one director was remunerated by the Group:

                                                                  E
                                                              ---------
Emoluments..................................................    995,742
Amounts receivable under long-term incentive schemes........  2,776,268
                                                              ---------
                                                              3,772,010
                                                              =========

    Total remuneration includes bonus payments made in 2001 relating to the period ended 31 December 2000.

    No Director was a member of the Company's pension scheme.

6. DEBTORS

                                                                  E
                                                              ---------
Trade debtors...............................................    510,821
Amounts owed by group companies.............................  1,171,869
Prepayments and accrued income..............................    302,946
                                                              ---------
                                                              1,985,636
                                                              =========

7. CREDITORS: AMOUNTS FALLING DUE WITHIN ONE YEAR

                                                                  E
                                                              ----------
Bank overdraft..............................................          --
Creditors and accruals......................................  10,605,685
Amounts owed to group companies.............................      93,333
                                                              ----------
                                                              10,699,018
                                                              ==========

                          WIT CAPITAL EUROPE GROUP PLC

                     FOR THE PERIOD ENDED 31 DECEMBER 2000

8. CALLED-UP SHARE CAPITAL

                                                                  E
                                                              ----------
AUTHORISED
200,000,000 Ordinary shares of E0.05 each...................  10,000,000
20,000,000 Preferred shares of E0.05 each...................   1,000,000
                                                              ----------
                                                              11,000,000
                                                              ==========
ALLOTTED, CALLED-UP AND FULLY PAID
100,000,000 Ordinary shares of E0.05 each...................   5,000,000
12,142,857 Preferred shares of E0.05 each...................     607,143
                                                              ----------
                                                               5,607,143
                                                              ==========

    On a show of hands every member who is a holder of shares and who is present in person or by proxy or is present by a representative or proxy shall have one vote and on a poll every member shall have one vote for every share of which he is the holder.

    On return of capital on liquidation or otherwise, the assets of the Company available for distribution after payment of liabilities shall first be applied to the holders of each Preferred share in priority to any payment to the holders of any other class of shares an amount equal to the subscription price paid for the Preferred shares. In all other respects the Ordinary shares and Preferred shares shall rank PARI PASSU.

9. RECONCILIATION OF MOVEMENTS IN GROUP SHAREHOLDERS' FUNDS

                                                                   E
                                                              -----------
Profit for the financial year...............................  (25,693,196)
Cumulative translation account..............................     (214,853)
Employee share option plan..................................    2,474,392
New shares issued...........................................   26,771,158
                                                              -----------
CLOSING SHAREHOLDERS' FUNDS.................................    3,337,501
                                                              ===========

10. FIXED ASSET INVESTMENT

    On 21 February 2000, the Company acquired the entire issued share capital of Wit SoundView Europe Limited, a company incorporated in England and Wales. The acquisition comprised one ordinary share of L1 issued at par for consideration of L1 cash. WSE is an investment banking company focused on the Technology, Media and Communications sectors and is regulated by the SFA.

    On 18 May 2000, the Company acquired the entire issued share capital of Wit SoundView Europe Investments Services Limited comprising 100 Ordinary shares of L1 each. The consideration of L100 was paid in full. WSEIS is a dormant company.

                          WIT CAPITAL EUROPE GROUP PLC

                     FOR THE PERIOD ENDED 31 DECEMBER 2000

11.  NOTES TO THE CASH FLOW STATEMENT

    (I) RECONCILIATION OF OPERATING LOSS TO NET CASH OUTFLOW FROM OPERATING ACTIVITIES

Operating (loss)............................................  (26,240,446)
(Increase) in debtors.......................................   (1,985,636)
Increase in creditors.......................................   10,699,018
Increase in reserves........................................    2,259,539
                                                              -----------
  NET CASH OUTFLOW FROM OPERATING ACTIVITIES................  (15,267,525)
                                                              -----------

    (II)  ANALYSIS OF CASH FLOWS

Interest received...........................................     547,250
Issue of share capital......................................  26,771,158
                                                              ----------
                                                              27,318,408
                                                              ----------
  NET CASH INFLOW...........................................  12,050,883
                                                              ==========

    (III)  ANALYSIS AND RECONCILIATION OF NET DEBT

                                                1 SEPTEMBER 1999   CASH FLOW    31 DECEMBER 2000
                                                ----------------   ----------   ----------------
Cash at hand..................................            --       12,050,883      12,050,883
                                                                                   ----------
NET FUNDS.....................................                                     12,050,883
                                                                                   ==========
Increase in cash..............................                                     12,050,883
                                                                                   ----------
CHANGES IN NET FUNDS RESULTING FROM CASH
  FLOW........................................                                     12,050,883
Opening net debt..............................                                             --
                                                                                   ----------
CLOSING NET FUNDS.............................                                     12,050,883
                                                                                   ==========

12.  RELATED PARTY TRANSACTIONS

    There have been no transactions with the directors of Wit Capital Europe Group plc during the period ended 31 December 2000.

    Amounts owed by and to associated undertakings of L1,170,739 has been included in creditors.

13.  ULTIMATE PARENT COMPANY

    WCE was formed as a joint venture between Wit SoundView Group, Inc., enba plc and Cazenove. At year-end the parent undertaking of the smallest group, including the Company, which prepares group accounts is Wit SoundView Europe Group plc, ("WSE PLC") a company incorporated in England & Wales. Copies of the financial statements of WCE are available from the Company Secretary, 159-173 St John Street, London EC1V 4QJ.

                          WIT CAPITAL EUROPE GROUP PLC

                     FOR THE PERIOD ENDED 31 DECEMBER 2000

13.  ULTIMATE PARENT COMPANY (CONTINUED)
    On 16 February 2001, the Company completed a Rights Offering. From the date of the Offering the Directors regard the Company's ultimate parent company and controlling party as Wit SoundView Group, Inc., a company incorporated in the State of Delaware in the United States of America.

14. CONSOLIDATED FINANCIAL INFORMATION ACCORDING TO US GAAP

    The Company's accounting policies comply with UK GAAP. Elements of the Company's accounting policies which differ significantly from accounting principles generally accepted in the United States (US GAAP) are described below:

    (I)  ITEMS AFFECTING NET LOSS AND SHAREHOLDERS' EQUITY:

       - National Insurance costs of L301,876 relating to the Employee Share Option Plan were expensed during the period. Under US GAAP, these costs should not be recognised until the employees exercise the options.

       - Under US GAAP, the Company would be required to provide fully for any deferred tax liability. However, as the Company's losses would result in a deferred tax asset, the company has elected not to book such an asset.

    (II)  RECONCILIATION OF NET LOSS AND SHAREHOLDERS' EQUITY TO US GAAP:

    A) NET LOSS

                                                                PERIOD ENDED
                                                              31 DECEMBER 2000
                                                                     E
                                                              ----------------
Profit for the financial period as reported in the profit
  and loss account..........................................    (25,693,196)
1. National Insurance costs.................................        301,876
                                                                -----------
Net loss according to US GAAP...............................    (25,391,320)
                                                                ===========

    B) SHAREHOLDERS' EQUITY

                                                                   AS OF
                                                              31 DECEMBER 2000
                                                                     E
                                                              ----------------
Shareholders' equity as reported in the balance sheet.......     3,337,501
1. National Insurance costs.................................       301,876
                                                                 ---------
Shareholders' equity according to US GAAP...................     3,639,377
                                                                 =========

                          WIT CAPITAL EUROPE GROUP PLC

                     FOR THE PERIOD ENDED 31 DECEMBER 2000

14. CONSOLIDATED FINANCIAL INFORMATION ACCORDING TO US GAAP (CONTINUED)
    (III)  CASH FLOW STATEMENT PREPARED IN ACCORDANCE WITH US GAAP:

    CASH FLOW OPERATING ACTIVITIES:

                                                              PERIOD ENDED 31
                                                               DECEMBER 2000
                                                                     E
                                                              ---------------
Net loss according to US GAAP...............................    (25,391,320)
Adjustments to reconcile net loss to net cash used in
  operating activities
Increase in operating assets
  Accounts receivable.......................................     (1,682,690)
  Prepaids & accrued income.................................       (302,946)
Increase in operating liabilities
  Accounts payable..........................................     10,699,018
  Accrued expenses..........................................      1,957,663
                                                                -----------
NET CASH USED IN OPERATING ACTIVITIES.......................    (14,720,275)

Cash flows from financing activities:
  Net proceeds from issuance of stocks......................     26,771,158
                                                                -----------
  Net cash provided by financing activities.................     26,771,158
                                                                -----------
NET INCREASE IN CASH........................................     12,050,883
Cash, at beginning of this period...........................             --
                                                                -----------
CASH, AT END OF THIS PERIOD.................................     12,050,883
                                                                ===========

15. POST BALANCE SHEET EVENTS

    On 16 February 2001 the joint venture between Wit SoundView Group, Inc., enba plc and Cazenove ended.

    On 16 February 2001, the Company completed a Rights Offering. Under the terms of the Rights Offering the shareholders were entitled to subscribe for
159.5 Class B Ordinary shares of E0.0001 each for every one class A ordinary shares of E0.05 each already held. Class B shares were issued at E0.001 per share. Wit SoundView Group, Inc. took up their rights in full, subscribing to 8,772,500,000 Class B Shares for a total consideration of E8,772,500. Cazenove also took up their rights in full, subscribing to 1,936,785,692 Class B shares for a total consideration of E1,936,786. The total share premium of E9,638,357 was taken to the share premium account. As a result of the Offering, the Company became a subsidiary of Wit Soundview Group, Inc.

    On the same day, the Company issued 8,835,205 Ordinary shares of L1 each to WSE. Shares were issued at L2 per share at a total premium of L8,835,205. The total consideration of L17,670,410 was paid in full in cash.

    On 19 February 2001, WSE received approval from the SFA to conduct investment banking business including initial public offerings, mergers and acquisitions, equity private placements and

                          WIT CAPITAL EUROPE GROUP PLC

                     FOR THE PERIOD ENDED 31 DECEMBER 2000

15. POST BALANCE SHEET EVENTS (CONTINUED) strategic advisory services. On the same day a L4.5 million short term subordinated debt loan agreement was signed by WSE, Wit SoundView Group, Inc. and the SFA.

    On 31 March 2001, Edward Annunziato, Chairman, resigned from the Group and terminated his employment contract including an award of options on the shares of the Company.

    On 10 May 2001, the Company purchased 588,851 ordinary shares of L1 each from WSE, at L2 each. The total consideration of L1,177,702 was received in full, the share premium of L588,851 being transferred to the share premium account.

                 WIT SOUNDVIEW EUROPE GROUP PLC AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Auditors' Report to the Shareholders........................  F-15

Consolidated Profit and Loss Account for the period ended
  December 31, 2000.........................................  F-16

Consolidated Balance Sheet as of December 31, 2000..........  F-17

Consolidated Cash Flow Statement for the period ended
  December 31, 2000.........................................  F-18

Notes to Consolidated Financial Statements..................  F-19

                      AUDITORS' REPORT TO THE SHAREHOLDERS

    We have audited the accompanying consolidated balance sheet of Wit SoundView Europe Group plc and subsidiary (the "Company") as of 31 December 2000, and the related consolidated profit and loss account and cash flow statement for the period ended 31 December 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United Kingdom and United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wit SoundView Europe Group plc and its subsidiary as of 31 December 2000 and the results of its operations and its cash flows for the period ended 31 December 2000 in conformity with accounting principles generally accepted in the United Kingdom.

    Accounting practices used by the Company in preparing the accompanying consolidated financial statements conform with accounting principles generally accepted in the United Kingdom, but do not conform with accounting principles generally accepted in the United States. A description of these differences and a complete reconciliation of consolidated net loss and shareholders' equity to accounting principles generally accepted in the United States is set forth in
Note 12.

ARTHUR ANDERSEN

ARTHUR ANDERSEN
CHARTERED ACCOUNTANTS
1 SURREY STREET
LONDON WC2R 2PS
28 JUNE 2001

                         WIT SOUNDVIEW EUROPE GROUP PLC

                      CONSOLIDATED PROFIT AND LOSS ACCOUNT

                     FOR THE PERIOD ENDED 31 DECEMBER 2000

                                                              NOTES         L
                                                              -----      --------
OPERATING EXPENSES

Occupancy and related depreciation..........................             (65,947)
                                                                         -------

(LOSS) ON ORDINARY ACTIVITIES BEFORE TAXATION...............         2   (65,947)

Taxation on loss on ordinary activities.....................         4        --
                                                                         -------

(LOSS) ATTRIBUTABLE TO ORDINARY SHAREHOLDERS TRANSFERRED TO
  RESERVES..................................................             (65,947)
                                                                         =======

    Loss on ordinary activities before taxation is derived wholly from continuing operations.

    The Company had no gains or losses for the current period other than as stated in the consolidated profit and loss account.

    There were no other movements in shareholders' funds other than the issuance of share capital.

    The notes to accounts form an integral part of this financial statement.

                         WIT SOUNDVIEW EUROPE GROUP PLC

                           CONSOLIDATED BALANCE SHEET

                             AS AT 31 DECEMBER 2000

                                                               NOTES         L            L
                                                              --------   ----------   ----------
FIXED ASSETS

Tangible assets.............................................     5                     1,215,468

CURRENT ASSETS

Prepayments and accrued income..............................                 15,740

CURRENT LIABILITIES

Due to Wit Capital Europe Group PLC.........................               (739,289)
Accruals....................................................               (557,864)
                                                                         ----------

CREDITORS: AMOUNTS FALLING DUE WITHIN ONE YEAR..............             (1,297,153)

NET CURRENT LIABILITIES.....................................                          (1,281,413)
                                                                                      ----------

NET LIABILITIES.............................................                             (65,945)
                                                                                      ==========

CAPITAL AND RESERVES

Called-up share capital.....................................     7                             2
Profit and loss account.....................................                             (65,947)
                                                                                      ----------

TOTAL EQUITY SHAREHOLDERS' FUNDS............................                             (65,945)
                                                                                      ==========

   The notes to accounts form an integral part of this consolidated financial statement.

                         WIT SOUNDVIEW EUROPE GROUP PLC

                        CONSOLIDATED CASH FLOW STATEMENT

                             AS AT 31 DECEMBER 2000

                                                                            2000
                                                               NOTES         L
                                                              --------   ----------
Net Cash Inflow from Operating Activities...................     8        1,254,992

Returns on Investments and Servicing of Finance.............                     --

Taxation....................................................                     --

Capital Expenditure and Financial Investment................             (1,254,994)
                                                                         ----------

NET CASH OUTFLOW BEFORE FINANCING...........................                     (2)

Financing...................................................     8                2
                                                                         ----------

INCREASE IN CASH............................................     8               --
                                                                         ==========

    The notes to accounts form an integral part of this financial statement.

                         WIT SOUNDVIEW EUROPE GROUP PLC

                             NOTES TO THE ACCOUNTS

                     FOR THE PERIOD ENDED 31 DECEMBER 2000

1. ACCOUNTING POLICIES

A. BASIS OF ACCOUNTING

    The consolidated financial statements have been prepared under the historical cost convention and in accordance with applicable UK Accounting Standards.

B. ACCOUNTING PERIOD

    These consolidated financial statements cover the period from the date of incorporation (18 April 2000) to 31 December 2000.

C. BASIS OF CONSOLIDATION

    The Group financial statements consolidate the financial statements of the Company and its sole subsidiary undertaking, Wit SoundView Europe Ventures Limited. Both companies have prepared standalone financial statements as at 31 December 2000.

D. TANGIBLE FIXED ASSETS

    Tangible fixed assets are stated at cost, net of depreciation and any provision for impairment. Depreciation is provided on all tangible fixed assets at rates calculated to write off the cost or valuation, less estimated residual value, of each asset on a straight line basis over its expected useful life, as follows:

    PLANT AND MACHINERY

Technology Equipment........................................  2 years
Technology Software.........................................  4 years

    LEASEHOLD IMPROVEMENTS

        Leasehold improvements are depreciated over a period which is the shorter of 10 years or the period remaining on the lease.

E. INVESTMENT IN SUBSIDIARY UNDERTAKING

    In the Company balance sheet, the investment in subsidiary undertaking is recognised at cost less any provision for permanent diminution in value.

F. LEASEHOLD PREMISES

    Rentals and service charge costs under an operating lease on the Company's premises at 159-173 St John St, London EC1V 4QJ, are charged to the profit and loss account on a straight-line basis over the lease term.

                         WIT SOUNDVIEW EUROPE GROUP PLC

                     FOR THE PERIOD ENDED 31 DECEMBER 2000

G. TAXATION

    Corporation tax payable is provided on taxable profits at the current rate.

    Deferred taxation is provided using the liability method on all timing differences only to the extent that they are expected to reverse in the future without being replaced, except that the deferred tax effects of timing differences arising from pensions and other post-retirement benefits are always recognised in full.

2. OPERATING EXPENSES

    Operating loss is stated after charging:

                                                                 L
                                                              --------
Depreciation of tangible fixed assets.......................   39,526
Premises rental costs.......................................   26,421
                                                               ------
                                                               65,947
                                                               ======

    Audit fees for the Group are borne by the UK operating company, Wit SoundView Europe Limited ("WSE"). The Group did not make any payments to its auditors in respect of non-audit services.

3. STAFF COSTS

    The Company did not have any employees during the period. Compensation paid to the Directors was borne by WSE.

4. TAXATION ON PROFIT ON ORDINARY ACTIVITIES

    The tax charge comprises:

                                                                 L
                                                              --------
Corporation tax at 30%......................................       --
                                                              =======

    Deferred taxation provided and deferred taxation not provided are as follows:

                                                                         NOT
                                                            PROVIDED   PROVIDED
                                                            --------   --------
                                                               L          L
Tax losses available......................................       --     19,784
                                                            =======     ======

    Deferred taxation credit on tax losses available have not been provided in the accounts, as the Directors do not believe that the asset will crystallise in the foreseeable future.

                         WIT SOUNDVIEW EUROPE GROUP PLC

                     FOR THE PERIOD ENDED 31 DECEMBER 2000

5. TANGIBLE FIXED ASSETS--COMPANY AND GROUP

                                              LEASEHOLD     PLANT AND
                                             IMPROVEMENTS   MACHINERY     TOTAL
                                             ------------   ---------   ---------
                                                  L             L           L
COST
Additions during the period................     789,959      465,035    1,254,994
DEPRECIATION
Charge for the period......................       2,871       36,655       39,526
                                                -------      -------    ---------
NET BOOK VALUE AT 31 DECEMBER 2000.........     787,088      428,380    1,215,468
                                                =======      =======    =========

6. FIXED ASSETS INVESTMENTS

    On 1 August 2000 the Company acquired the entire issued share capital of Wit SoundView Europe Ventures Limited ("WSEV"), a company incorporated in England and Wales. The acquisition comprised one Ordinary share of L1 issued at par for consideration of L1 cash. WSEV is a dormant company.

7. CALLED-UP SHARE CAPITAL

                                                                L
                                                              ------
AUTHORISED
50,000 Ordinary shares of L1.00 each........................  50,000
                                                              ======
ALLOTTED, CALLED-UP AND FULLY PAID
2 Ordinary shares of L1.00 each.............................       2
                                                              ======

    On the date of incorporation, the Company authorised L50,000 nominal capital being 50,000 Ordinary shares of L1 each, and allotted 1 Ordinary share to Hackwood Secretaries Limited and 1 Ordinary share to Hackwood Directors Limited. Shares were issued at nominal value for cash consideration. On 18 July 2000, Hackwood Secretaries Limited and Hackwood Directors Limited transferred their share to enba PLC and Wit SoundView Group, Inc. respectively.

    On a show of hands every member who is a holder of shares and who is present in person or by proxy or is present by a representative or proxy shall have one vote and on a poll every member shall have one vote for every share of which he is the holder.

                         WIT SOUNDVIEW EUROPE GROUP PLC

                     FOR THE PERIOD ENDED 31 DECEMBER 2000

8. NOTES TO THE CASH FLOW STATEMENT

                                                                  L
(I) RECONCILIATION OF OPERATING LOSS TO OPERATING CASH FLOWS  ----------
Operating (loss)............................................     (65,947)
Depreciation charges........................................      39,526
(Increase) in debtors.......................................     (15,740)
Increase in creditors.......................................   1,297,153
                                                              ----------
NET CASH INFLOW FROM OPERATING ACTIVITIES...................   1,254,992
                                                              ==========

(II) ANALYSIS OF CASH FLOWS

Capital Expenditure and Financial Investment................  (1,254,994)
Issue of share capital......................................           2
                                                              ----------
                                                              (1,254,992)
                                                              ----------
NET CASH INFLOW.............................................          --
                                                              ==========

                                               1 SEPTEMBER               31 DECEMBER
                                                  1999       CASH FLOW      2000
(III) ANALYSIS AND RECONCILIATION OF NET DEBT  -----------   ---------   -----------
Cash at hand................................          --           --           --
                                                 -------      -------      -------
NET FUNDS...................................                                    --
Increase (decrease) in cash.................                                    --
CHANGES IN NET FUNDS (DEBT) RESULTING FROM
  CASH FLOW.................................                                    --
Opening net funds (debt)....................                                    --
CLOSING NET FUNDS (DEBT)....................                                    --

9. FINANCIAL COMMITMENTS--GROUP AND COMPANY

    Annual commitments under non-cancellable operating leases are as follows:

                                                              LAND AND
                                                              BUILDINGS
                                                              ---------
                                                                  L
EXPIRY DATE
-within one year............................................    497,705
-between two and five years.................................  2,660,580
-after five years...........................................  3,104,010
                                                              ---------
                                                              6,262,295
                                                              =========

    The Company leases its office premises at 159-173 St John Street, London EC1V 4QJ on a 10 year operating lease, which is guaranteed by Wit SoundView Group, Inc.

                         WIT SOUNDVIEW EUROPE GROUP PLC

                     FOR THE PERIOD ENDED 31 DECEMBER 2000

10. RELATED PARTY TRANSACTIONS

    There have been no transactions with the Directors of the Company during the period ended 31 December 2000.

    Amounts owed by and to associated undertakings of L739,289 are disclosed on the consolidated balance sheet.

11. ULTIMATE PARENT COMPANY

    The Company was formed as a joint venture between Wit SoundView
Group, Inc., and enba plc. At year-end the parent undertaking of the smallest group, including the Company, which prepares group accounts is Wit SoundView Europe Group PLC, ("WSE PLC") a company incorporated in England & Wales. Copies of the financial statements of WSE PLC are available from the Company Secretary, 159-173 St John Street, London EC1V 4QJ.

12. CONSOLIDATED FINANCIAL INFORMATION ACCORDING TO US GAAP

    The Company's accounting policies comply with UK GAAP. Elements of the Company's accounting policies which differ significantly from accounting principles generally accepted in the United States (US GAAP) are described below:

     I) ITEMS AFFECTING NET INCOME AND SHAREHOLDERS' EQUITY:

         i. Under US GAAP, the Company would be required to provide fully for any deferred tax liability. However, as the Company's losses would result in a deferred tax asset, the Company has elected not to book such an asset.

     II) RECONCILIATION OF NET LOSS AND SHAREHOLDERS' EQUITY TO US GAAP:

A. NET LOSS

                                                                PERIOD ENDED
                                                              31 DECEMBER 2000
                                                              ----------------
                                                                     L
Loss for the period as reported in the consolidated profit
  and loss account..........................................      (65,947)
                                                                  =======
Net loss according to US GAAP...............................      (65,947)
                                                                  =======

B. SHAREHOLDERS' EQUITY

                                                                   AS OF
                                                              31 DECEMBER 2000
                                                              ----------------
                                                                     L
Shareholders' equity as reported in the consolidated balance
  sheet.....................................................      (65,945)
                                                                  =======
Shareholders' equity according to US GAAP...................      (65,945)
                                                                  =======

                         WIT SOUNDVIEW EUROPE GROUP PLC

                     FOR THE PERIOD ENDED 31 DECEMBER 2000

12. CONSOLIDATED FINANCIAL INFORMATION ACCORDING TO US GAAP (CONTINUED)
    III) CASH FLOW STATEMENT PREPARED IN ACCORDANCE WITH US GAAP:

                                                                PERIOD ENDED
                                                              31 DECEMBER 2000
                                                              ----------------
                                                                     L
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss according to US GAAP...............................        (65,947)
Adjustment to reconcile net loss to net cash used in
  operating activities
Depreciation and amortisation...............................         39,526
Increase in operating assets
Prepaids and accrued income.................................        (15,740)
Increase in operating liabilities
Accounts payable............................................        739,289
Accrued expenses............................................        557,864
                                                                 ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................      1,254,992
                                                                 ----------
CASH FLOW FROM INVESTING ACTIVITIES
Fixed assets acquisition....................................     (1,254,994)
                                                                 ----------
NET CASH USED IN INVESTING ACTIVITIES.......................     (1,254,994)
                                                                 ----------

CASH FLOW FROM FINANCING ACTIVITIES
Net proceeds from issuance of stock.........................              2
                                                                 ----------
NET CASH USED IN INVESTING ACTIVITIES.......................              2
                                                                 ----------
NET INCREASE IN CASH........................................             --
CASH AT BEGINNING OF THIS PERIOD............................             --
                                                                 ----------
CASH AT END OF THIS PERIOD..................................             --
                                                                 ==========

                     WIT CAPITAL JAPAN, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants....................    F-26

Consolidated Balance Sheets as of March 31, 2001 and 2000...    F-27

Consolidated Statement of Operations for the year ended
  March 31, 2001 and for the period from August 25, 1999
  (date of inception) to March 31, 2000.....................    F-29

Consolidated Statement of Cash Flows for the year ended
  March 31, 2001 and for the period from August 25, 1999
  (date of inception) to March 31, 2000.....................    F-30

Consolidated Statement of Changes in Shareholders' Equity
  for the year ended March 31, 2001 and for the period from
  August 25, 1999 (date of inception) to March 31, 2000.....    F-31

Notes to Consolidated Financial Statements..................    F-32

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and the Board of Directors of Wit Capital Japan, Inc.:

    We have audited the accompanying consolidated balance sheets of Wit Capital Japan, Inc. ("the Company") as of March 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended March 31, 2001 and for the period from August 25, 1999 (date of inception) to March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wit Capital Japan, Inc. as of March 31, 2001 and 2000, and the results of its operations and its cash flows for the year ended March 31, 2001 and for the period from August 25, 1999 (date of inception) to March 31, 2000 in conformity with accounting principles generally accepted in Japan.

    As discussed in Note 15 to the financial statements, the Company has suffered net losses during the period from August 25, 1999 (date of inception) to March 31, 2001, projects a net loss and negative cash flow from operations in 2002, and as a result, may not comply with regulatory capital requirements, as defined, at all times during 2002. These factors, among others, raise doubt about its ability to continue to maintain its securities license. Management's plans to address these matters are also described in Note 15. As discussed in
Note 16 to the financial statements, subsequent to March 31, 2001, the Company decided to discontinue its retail brokerage business. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue its securities operations or as a result of the decision to discontinue the retail brokerage business.

ARTHUR ANDERSEN

Tokyo, Japan
June 15, 2001

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

                            WIT CAPITAL JAPAN, INC.

                          CONSOLIDATED BALANCE SHEETS

                         AS OF MARCH 31, 2001 AND 2000

                                                                    THOUSANDS OF JAPANESE YEN
                                                              -------------------------------------
                                                                    2001                2000
                                                              -----------------   -----------------
                           ASSETS
------------------------------------------------------------
CURRENT ASSETS:
  Cash and cash equivalents.................................         Y2,589,144          Y1,278,905
  Advanced payment..........................................             16,856             703,620
  Commission receivables....................................             37,838              21,000
  Other receivables.........................................            111,452              96,071
  Trading assets............................................             28,000                  --
  Other securities..........................................            123,365           1,910,940
  Deposits..................................................            144,287                  --
  Other current assets......................................             26,777              19,966
                                                              -----------------   -----------------
    Total current assets....................................          3,077,719           4,030,502
                                                              -----------------   -----------------

OTHER ASSETS:
  Property, plant and equipment.............................             47,898                  --
  Software..................................................            203,874              27,168
  Leasehold deposits........................................            210,092              80,612
  Membership deposits.......................................            276,088                  --
  Investment funds..........................................             75,353                  --
  Deposits to TSE and OSE...................................            537,990                  --
  Other.....................................................             12,123               2,032
                                                              -----------------   -----------------
    Total other assets......................................          1,363,418             109,812
                                                              -----------------   -----------------
    Total assets............................................         Y4,441,137          Y4,140,314
                                                              =================   =================

            LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------

CURRENT LIABILITIES:
  Short-term borrowing......................................                 --             350,000
  Accounts payable..........................................            239,305              35,150
  Net payables arising from pre-settlement date trade.......             28,000                  --
  Accrued expenses..........................................             82,756              48,686
  Accrued bonuses...........................................             20,863              25,750
  Accrued income taxes......................................              3,941               1,336
  Deposit received..........................................             57,281               9,192
  Deferred income...........................................             41,738                  --
  Stock warrants issued.....................................              9,804                  --
                                                              -----------------   -----------------
    Total current liabilities...............................            483,688             470,114
                                                              -----------------   -----------------

LONG-TERM LIABILITIES.......................................                 --                  --
                                                              -----------------   -----------------
    Total liabilities.......................................            483,688             470,114
                                                              -----------------   -----------------

STATUTORY RESERVE
  Reserve for securities transactions.......................              1,792                  --

COMMITMENTS AND CONTINGENT LIABILITIES (Note 17)

                            WIT CAPITAL JAPAN, INC.

                          CONSOLIDATED BALANCE SHEETS

                         AS OF MARCH 31, 2001 AND 2000

                                                                    THOUSANDS OF JAPANESE YEN
                                                              -------------------------------------
                                                                    2001                2000
                                                              -----------------   -----------------
SHAREHOLDERS' EQUITY:
  Common stock, par value Y50,000 per share; 231,200 and 800 shares authorized and 75,304 and 653 shares issued as of
    March 31, 2001 and 2000, respectively
  Preferred stock, par value Y50,000 per share; 30,000
    shares authorized and 15,783 shares issued as of March
    31, 2001
  Capital stock.............................................          5,022,488           3,000,000
  Additional paid-in capital................................          2,642,041           1,149,550
  Accumulated deficit.......................................         (3,708,872)           (479,350)
                                                              -----------------   -----------------
    Total shareholders' equity..............................          3,955,657           3,670,200
                                                              -----------------   -----------------
    Total liabilities and shareholders' equity..............         Y4,441,137          Y4,140,314
                                                              =================   =================

The accompanying notes to the financial statements are an integral part of these balance sheets.

                            WIT CAPITAL JAPAN, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                       FOR THE YEAR ENDED MARCH 31, 2001

          AND FOR THE PERIOD FROM AUGUST 25, 1999 (DATE OF INCEPTION)

                               TO MARCH 31, 2000

                                                                    THOUSANDS OF JAPANESE YEN
                                                              -------------------------------------
                                                                     2001                2000
                                                              ------------------   ----------------
REVENUE:
  Commission................................................          Y  296,788           Y 20,000
  Interest and dividend income..............................               4,506              1,502
  Other.....................................................               2,602                 47
  Losses on trading securities..............................             (23,867)                --
                                                              ------------------   ----------------
    Total revenue...........................................             280,029             21,549
                                                              ------------------   ----------------

OPERATING EXPENSES:
  Compensation and benefits.................................           1,340,642            252,073
  Occupancy and rental......................................             759,356             56,170
  Office expense............................................             436,885                 --
  Commission expenses.......................................              62,533                 --
  Exchanges membership fees.................................              64,697                 --
  Communication expense.....................................              64,218                 --
  Advertising expense.......................................             220,845                 --
  Depreciation and amortization.............................              92,887                 --
  Information expense.......................................              98,582                 --
  Taxes other than income taxes.............................              17,993             21,870
  Other operating expenses..................................             152,254            169,450
                                                              ------------------   ----------------
    Total operating expenses................................           3,310,892            499,563
                                                              ------------------   ----------------

OPERATING LOSS..............................................          (3,030,863)          (478,014)

OPERATING INCOME (LOSS)
  Reversal of stock warrants issued.........................               7,580                 --
  Reversal of accrued bonus.................................               5,288                 --
  Stock issuance cost.......................................             (92,460)                --
  Retirement payment........................................            (115,127)                --
                                                              ------------------   ----------------
                                                                        (194,719)                --
                                                              ------------------   ----------------
Loss before provision for income taxes......................          (3,225,582)          (478,014)
Provision for income taxes..................................               3,940              1,336
                                                              ------------------   ----------------
Net loss....................................................         Y(3,229,522)         Y(479,350)
                                                              ------------------   ----------------

The accompanying notes to the financial statements are an integral part of these statements.

                            WIT CAPITAL JAPAN, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                       FOR THE YEAR ENDED MARCH 31, 2001

          AND FOR THE PERIOD FROM AUGUST 25, 1999 (DATE OF INCEPTION)

                               TO MARCH 31, 2000

                                                                      THOUSANDS OF JAPANESE YEN
                                                              -----------------------------------------
                                                                     2001                  2000
                                                              -------------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Loss before income taxes..................................          Y(3,225,582)           Y (478,014)
  Depreciation and amortization.............................               92,887                   163
  Interest and dividend income..............................               (4,506)               (1,502)
  Interest expense..........................................                3,312                    --
  Provision for security transaction reserve................                1,792                    --
  Decrease in prepayments...................................              673,667                    --
  Increase in receivables...................................              (34,611)              (21,000)
  (Increase) decrease in trading securities.................            1,759,575            (1,910,940)
  Increase in deposits......................................             (144,287)             (670,019)
  (Increase) decrease in other current assets...............                6,287               (67,262)
  Increase in payables......................................              238,224                    --
  Increase in consumption tax payable.......................                2,392                    --
  Provision for (decrease in) accrued bonus.................               (4,887)               25,750
  Increase in other current liabilities.....................              117,827                93,028
                                                              -------------------   -------------------
      Total.................................................             (517,910)           (3,029,796)
  Cash receipt from interest and dividends received.........                4,506                 1,502
  Interest paid.............................................               (3,312)               (1,213)
  Cash payment for income taxes.............................               (1,336)                   --
                                                              -------------------   -------------------
    Net cash used in operating activities...................             (518,052)           (3,029,507)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant and equipment..............              (51,051)                   --
  Acquisition of software...................................             (208,682)                   --
  Sale of software..........................................               11,397                    --
  Acquisition of goodwill...................................             (345,110)                   --
  Membership deposits to TSE and OSE........................             (537,990)                   --
  Increase in leasehold deposits............................             (129,480)                   --
  Increase in investment in limited partnership.............              (75,353)                   --
  Other increases in investing activities...................              (10,223)             (191,138)
                                                              -------------------   -------------------
  Net cash used in investing activities.....................           (1,346,492)             (191,138)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in (repayment) of short-term loans...............             (350,000)              350,000
  Proceeds from issuance of stocks..........................            3,514,979             4,149,550
  Proceeds from issuance of stock warrants..................                9,804                    --
                                                              -------------------   -------------------
  Net cash provided by financing activities.................            3,174,783             4,499,550
                                                              -------------------   -------------------
Net increase in cash........................................            1,310,239             1,278,905
CASH, at beginning of this period...........................            1,278,905                    --
                                                              -------------------   -------------------
CASH, at end of this period.................................          Y 2,589,144           Y 1,278,905
                                                              ===================   ===================

The accompanying notes to the financial statements are an integral part of these statements.

                            WIT CAPITAL JAPAN, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                       FOR THE YEAR ENDED MARCH 31, 2001

          AND FOR THE PERIOD FROM AUGUST 25, 1999 (DATE OF INCEPTION)

                               TO MARCH 31, 2000

                                                                         THOUSANDS OF JAPANESE YEN
                                            -----------------------------------------------------------------------------------
                                                  COMMON             ADDITIONAL           ACCUMULATED          SHAREHOLDERS'
                                                  STOCK           PAID-IN CAPITAL           DEFICIT               EQUITY
                                            ------------------   ------------------   -------------------   -------------------
Balance as of August 25, 1999.............           Y      --           Y      --              Y      --             Y      --
Capital Contributions.....................           3,000,000           1,149,550                     --             4,149,550
Net Loss..................................                  --                  --               (479,350)             (479,350)
                                            ------------------   ------------------   -------------------   -------------------
Balance as of March 31, 2000..............          Y3,000,000          Y1,149,550             Y (479,350)          Y 3,670,200
                                            ==================   ==================   ===================   ===================

                                                                     ADDITIONAL           ACCUMULATED          SHAREHOLDERS'
                                              CAPITAL STOCK       PAID-IN CAPITAL           DEFICIT               EQUITY
                                            ------------------   ------------------   -------------------   -------------------
Balance as of March 31, 2000..............         Y3,000,000           Y1,149,550             Y (479,350)          Y 3,670,200
Capital Contributions.....................          2,022,488            1,492,491                     --             3,514,979
Net Loss..................................                 --                   --             (3,229,522)           (3,229,522)
                                            ------------------   ------------------   -------------------   -------------------
Balance as of March 31, 2001..............         Y5,022,488           Y2,642,041            Y(3,708,872)          Y 3,955,657
                                            ==================   ==================   ===================   ===================

The accompanying notes to the financial statements are an integral part of these statements.

                            WIT CAPITAL JAPAN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 2001 AND 2000

1.  SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

    The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in Japan.

    In addition, the Company's consolidated financial statements were prepared in accordance with the "Cabinet Office Ordinance Regarding Securities Companies" (Prime Minister's Office & Ministry of Finance Ordinance No.32, 1998) and "Uniform Accounting Standards for Securities Companies" (Japan Securities Dealers' Association, November 14, 1974).

    Significant accounting and reporting policies are summarized below:

    BASIS OF PRESENTING FINANCIAL STATEMENTS

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Wit Japan Investment Inc. ("WJI"). All material intercompany balances and transactions are eliminated in consolidation.

    The accounts and the financial statements of the Company and its subsidiary are maintained in Japanese yen. The books of the Company and its subsidiary are generally maintained to conform with accounting principles generally accepted in Japan, which are different from the accounting and disclosure requirements of International Accounting Standards.

    In preparing the accompanying consolidated financial statements, certain reclassifications have been made to present them in a form which is more familiar to readers outside Japan. The consolidated statements of cash flows for March 31, 2001 and 2000 and shareholders' equity for March 31, 2001 and 2000 have been prepared for the purpose of inclusion in the accompanying consolidated financial statements, although such statements were not required for domestic purposes.

    STATEMENT OF CASH FLOWS

    For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand and deposits placed with banks on demand or with an original maturity of three months or less.

    TRADING SECURITIES AND OTHER SECURITIES

    As of March 31, 2000, securities listed on stock exchanges are valued at lower of cost or market. Cost is determined using the moving average method. Cost and market are compared on an item-by-item basis. Unlisted securities are valued at cost, except where there is a permanent diminution in value.

    In accordance with Article 53, Section 1 of the Securities Exchange Law, the Company has obtained the approval to establish a trading account ("tokutei torihiki kanjo") on April 27, 2000.

(1) Major contents revised due to establishing the trading account ("tokutei torihiki kanjo")

    - Basis and methods of valuation for trading securities classified in "trading account"

      Listed securities were previously accounted for based on the moving average method and the lower of cost-or-market method (revaluation method) and unlisted securities were accounted for

                            WIT CAPITAL JAPAN, INC.

                            MARCH 31, 2001 AND 2000

1. SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (CONTINUED) based on the moving average method and cost method. Securities classified as "trading account" ("trading assets") are now accounted for based on the mark-to-market method on a trade date basis in accordance with Cabinet Ordinance Article 37 and 42.

      Accordingly, securities previously presented in "trading securities" on the balance sheets are now reclassified as "trading assets."

      Gains and losses from securities transactions previously presented in "net gain/loss on transactions" are reclassified in "gains/losses on trading securities" on the statement of operations.

    - Net payable arising from pre-settlement date trade

      Deemed settlement gains and losses on these transactions that were not previously recognized are recorded in "trading securities" and "net gain on trading".

    - Commissions received

      Brokerage revenue previously recognized on a settlement basis are recorded on a trade date basis.

    - Accounting for subscription and distribution of securities

      Subscription and distribution of securities previously recognized on the date of payment or the final date of the subscription period are recognized and accounted for based on the date of application of subscription.

(2) Effects on the business results

        As a result of establishing the "trading account", the effect on unrealized gains/losses, deemed settlement gains/losses and commissions received on a trade day basis in the previous period was nil. The effect for the current period resulted in an increase of commission received in the amount of Y796 thousand.

        Basis and valuation for securities not classified in the trading account ("tokutei torihiki kanjo") are accounted for as follows.

        Effective April 1, 2000, the Japanese companies are required to adopt the new Japanese accounting standard for financial instruments ("Opinion Concerning Establishment of Accounting Standard for Financial Instruments" issued by the Business Accounting Deliberation Council on January 22, 1999).

        Upon applying the new standard, all companies are required to examine the intent of holding each securities and classify those securities as
    (a) securities held for trading purposes ("trading securities"), (b) debt securities intended to be held to maturity ("held-to-maturity debt securities"), (c) equity securities issued by subsidiaries and affiliated companies, and (d) for all other securities that are not classified in any of the above categories ("available-for-sale securities).

        Trading securities are stated at fair market value. Gains and losses realized on disposal and unrealized gains and losses from market value fluctuations are recognized as gains or losses in the period of the change. Held-to-maturity debt securities are stated at amortized cost. Equity

                            WIT CAPITAL JAPAN, INC.

                            MARCH 31, 2001 AND 2000

1. SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (CONTINUED) securities issued by subsidiaries and affiliated companies which are not consolidated or accounted for using the equity method are stated at moving-average cost. Available-for-sale securities with available fair market values are stated at fair market value. Unrealized gains and unrealized losses on these securities are reported, net of applicable income taxes, as a separate component of shareholders' equity. Realized gains and losses on sale of such securities are computed using the moving-average cost.

        Debt securities with no available fair market value are stated at amortized cost, net of the amount considered not collectible. Other securities with no available fair market value are stated at moving average cost.

    DEPRECIATION AND AMORTIZATION

    Depreciable assets are stated at cost net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

    DEFERRED ASSETS

    Stock issuance costs are charged to the statement of operations as incurred. Bond premium and discounts are amortized using the straight line method over the life of the bond.

    INVESTMENT FUNDS

    Investments in venture funds are recorded at their investment amount. Investments are written down if the investment value has significantly declined.

    ACCRUED BONUSES

    The Company accrues the estimated amounts of employees' bonus based on estimated amounts to be paid in the subsequent period.

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

    TRANSLATION OF FOREIGN CURRENCY DENOMINATED ASSETS AND LIABILITIES

    Short-term receivables and payables denominated in foreign currencies are translated into Japanese yen at the year end exchange rates. Prior to April 1, 2000, long-term receivables and payables denominated in foreign currencies were translated at historical rates.

    Effective April 1, 2000, the Company and its consolidated subsidiary adopted the revised accounting standard for foreign currency translation, "Opinion Concerning Revision of Accounting Standard for Foreign Currency Translation", issued by the Business Accounting Deliberation Council on

                            WIT CAPITAL JAPAN, INC.

                            MARCH 31, 2001 AND 2000

1.  SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (CONTINUED)
October 22, 1999 (the "Revised Accounting Standard"). Under the Revised Accounting Standard, long-term receivables and payables denominated in foreign currencies are also translated into Japanese yen at the year end exchange rate.

    The effect on the consolidated statements of operations of adopting the Revised Accounting Standard was nil.

    STATUTORY RESERVES

    To provide for contingent losses caused by securities trading or other operations, statutory reserves are computed in accordance with Article 35 of the "Order Related to Securities Companies" based on the provisions of Article 51 of the Securities Exchange Law.

    CONSUMPTION TAXES

    Consumption taxes are accounted for based on the tax exclusion method.

    LEASE TRANSACTIONS

    Finance lease transactions that do not transfer ownership to the lessee are accounted for in the same manner as operating leases.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in Japan requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

2.  LEASEHOLD DEPOSITS

    Leasehold deposits are deposits for leases of office space and employees' residences, which are refundable upon termination of the leases and bear no interest.

3.  DEPOSITS

    Outstanding deposits at March 31, 2001 mainly consist of a deposit in the amount of Y110,690 thousand to the Tokyo Stock Exchange (the "TSE") to engage in securities transactions at the TSE. As of March 31, 2000, the deposit to the TSE was recorded in advanced payment in the amount of Y670,019 thousand. The Company obtained the license on April 1, 2000. As a result, part of this advanced payment was reclassified to deposits as mentioned above and the remaining balance was recorded in membership deposits and deposits to TSE and OSE.

4.  TRADING ASSETS

    Trading assets as of March 31, 2001 consist of equity securities in the amount of Y28,000 thousand. These securities are accounted for under the mark-to-market method.

                            WIT CAPITAL JAPAN, INC.

                            MARCH 31, 2001 AND 2000

5.  OTHER SECURITIES

    Other securities as of March 31, 2001 mainly consist of a bond with detachable warrant in the amount of Y74,250 thousand owned by WJI. The remaining balance consists of an investment in a money management fund in the amount of Y49,115 thousand. As of March 31, 2000, other securities consisted of an investment in a money management fund.

    These securities are reported at their fair value.

6.  OTHER RECEIVABLES

    Other receivables as of March 31, 2001, mainly consist of consumption tax receivable in the amount of Y110,559 thousand.

7.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment as of March 31, 2001 mainly consist of leasehold improvements.

    Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of these assets range from 3 to 18 years. Accumulated depreciation of property, plant and equipment as of March 31, 2001 was Y2,585 thousand. The Company did not own tangible fixed assets as of March 31, 2000.

8.  SOFTWARE

    As of March 31, 2001, software mainly consists of software used for the purpose of conducting brokerage business in the amount of Y170,212 thousand, net of accumulated amortization.

9.  INVESTMENT FUNDS

    Investment funds as of March 31, 2001 consist of investments made in venture funds by the Company's subsidiary in the amount of Y75,353 thousand.

10.  MEMBERSHIP DEPOSITS

    Membership deposits consists of the premium in relation to membership of the TSE and the OSE. These premiums are amortized over 5 years using the straight-line method. The outstanding balance of the membership deposits, net of amortization, amounted to Y276,088 thousand as of March 31, 2001.

11.  DEPOSITS TO TSE AND OSE

    Deposits to TSE and OSE as of March 31, 2001 consist of membership investments to the TSE and the Osaka Stock Exchange (the "OSE") in the amount of Y344,810 thousand and Y193,180 thousand, respectively. These deposits are refundable upon cancellation of membership.

12.  ACCOUNTS PAYABLE

    As of March 31, 2001, accounts payable mainly consisted of the unpaid balance related to the purchase of brokerage business related software in the amount of Y194,043 thousand.

                            WIT CAPITAL JAPAN, INC.

                            MARCH 31, 2001 AND 2000

13.  NET LOSS PER SHARE

    Net loss per share of common stock is based on the average number of shares of common stock outstanding during the period. Net loss per share as of March 31, 2001 and 2000 was Y39,494.22 and Y970,480.80, respectively.

14.  INCOME TAXES

    In Japan, companies are currently subject to corporate, inhabitant and enterprise taxes based on income with an aggregate normal tax rate of approximately 42%, after giving effect to enterprise tax which is deductible for income tax purposes when paid. However, as the Company is currently incurring losses, it is only required to pay the minimum per capita tax as of March 31, 2001 and 2000.

    The income tax effect of temporary differences in the recognition of certain revenue and expenses for tax and financial reporting purposes is recognized. However, the Company provided for valuation allowances of the full amount of net deferred tax assets since the realization of deferred taxes is not fully assured in view of the next fiscal year's profit projection, so that there is no effect on financial statements.

15.  CAPITAL ADEQUACY RATIO AND POSSIBLE LOSS OF SECURITIES LICENSE (UNAUDITED)

    The Company has suffered net losses during the period from August 25, 1999 (date of inception) to March 31, 2001, projects a net loss and negative cash flow from operations in fiscal 2002, and as a result, may not comply with the regulatory capital requirements, as defined, at all times during fiscal 2002.

    The regulatory capital requirements, as defined, requires a company to notify the Financial Supervisory Agency ("the FSA") whenever its capital adequacy ratio falls to below 140%. A company must report its capital adequacy ratio to the FSA on a daily basis whenever its ratio is under 120%. When necessary, the FSA may order a company to take action to improve the captal ratio, including restructuring, or possibly suspending its brokerage business.

    As of March 31, 2001, the Company's capital ratio was 312.2%. As a result of the discontinuation of the brokerage business in May 2001, losses as described below in Note 16, will be incurred in fiscal 2002. Taking this into consideration, there is a possibility that the capital ratio may fall below 140% or even below 120%.

    In order to address this situation and to maintain its capital ratio at an acceptable level during the next fiscal year, certain actions are being considered by the management. These include, among other things, sale of and/or withdrawal from TSE and OSE membership. This action would have the effect of increasing the capital ratio under the calculation method prescribed by the FSA.

16.  SUBSEQUENT EVENTS

    Subsequent to year end, the Company entered into an agreement with kabu.com Securities, Co. Ltd. ("kabu.com") to transfer the Company's retail brokerage business to kabu.com and the Company has made the decision to discontinue its retail brokerage business. The transfer of retail brokerage customer accounts was completed on June 7, 2001. As a result of the discontinuance of the

                            WIT CAPITAL JAPAN, INC.

                            MARCH 31, 2001 AND 2000

16.  SUBSEQUENT EVENTS (CONTINUED)
retail brokerage business, there is a high possibility that certain brokerage related leased assets will not be used. Such lease agreements are non-cancelable and the related cancellation loss is estimated to amount to approximately Y543,450 thousand.

    There is also a high likelihood that certain software used for the brokerage business will not continued to be used. The resulting possible loss is estimated to be Y170,212 thousand.

    Furthermore, related to the decision to discontinue the retail brokerage business, the Company has decided to reduce its office space and the number of its personnel. As a result, it is estimated that the Company will incur additional costs of approximately Y57,763 thousand.

17.  COMMITMENTS

    The Company has cancelable and non-cancelable long-term rental and lease agreements, principally for office space and other equipment. These non-cancelable rental and lease agreements continue to September 2005. These expenses charged to income for the period ended March 31, 2001 and 2000 were Y192,084 thousand and Y36,085 thousand.

18.  WARRANT BONDS ISSUED

    On May, July and August 2000, the Company issued warrant bonds for the purpose of granting stock options to its employees. As of March 31, 2001, the balance of the warrant portion was Y9,804 thousand. The bond portion has been redeemed by year end. Exercise price of the stock options are Y100 thousand per share and common stocks will be issued upon exercise of these options.

19.  FOREIGN CURRENCY DENOMINATED ASSETS

    As of March 31, 2001, material assets denominated in foreign currencies were as below. There were no material foreign currency denominated assets or liabilities as of March 31, 2000.

    Receivable--Y32,214 thousand (USD 260 thousand)

20.  PLEDGED ASSETS

    Pledged assets as of March 31, 2001 was as below. There were no pledged assets as of March 31, 2000.

    Time deposit (for line of credit commitment from a bank)--Y100,000 thousand.

                            WIT CAPITAL JAPAN, INC.

                            MARCH 31, 2001 AND 2000

21.  US GAAP MATTERS

    The Company's consolidated financial statements have been prepared in conformity with Japanese GAAP, which differs from U.S. GAAP in certain material respects. The significant differences between Japanese GAAP and U.S. GAAP that would apply to the Company are as follows:

    ACCOUNTING FOR LEASED ASSETS BY A LESSEE

    U.S. GAAP requires that leases that transfer essentially all the risks and rewards of ownership in the leased assets from a lessor to a lessee be capitalized. To determine whether the risks and rewards of ownership have been transferred to a lessee, at least one of the following criteria must be met:

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

    Japanese GAAP defines certain types of leases as finance leases and requires finance leases to be capitalized. Finance leases are generally defined as leases which are substantially non-cancelable and in which the lessee substantially received the economic benefits and bears the cost of the leased property. A lease is a finance lease if it meets one of the followings:

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

    STOCK ISSUANCE COSTS

    Under U.S. GAAP, all stock issuance costs are deducted from the proceeds.

                            WIT CAPITAL JAPAN, INC.

                            MARCH 31, 2001 AND 2000

21.  US GAAP MATTERS (CONTINUED)
    Under Japanese GAAP, all stock issuance costs are expensed at the time of payment or capitalized as deferred cost and amortized within 3 years. All stock issuance costs of the Company were expensed at the time of payment.

    STOCK OPTIONS

    U.S. GAAP requires the Company to record deferred stock compensation for the difference between the exercise price and the deemed fair value of the Company's stock options on the date of grant. These amounts must be amortized by charges to operations over the vesting periods of the individual stock options.

    Under Japanese GAAP, no accounting entry is required at the date of grant for stock options issued. Thus, recognition of compensation cost is not required for the difference between exercise price and market price at the date of grant.

    ACCOUNTING FOR COMPENSATED ABSENCES

    Under U.S. GAAP, an employer shall accrue a liability for employees' compensation for future absences if certain conditions are met.

    Under Japanese GAAP, there is no specific accounting standard for compensated absences and recognition of such liabilities is not generally practiced in Japan.

    ACCOUNTING FOR DISCONTINUED OPERATIONS

    Under US GAAP, if certain criteria are met, the net result from the operation being disposed should be separately disclosed on the income statement from income/loss from continuing operations for the period encompassing the measurement date as defined in APB 30 para.14. The related loss from the disposal of the operation should also be separately disclosed on the income statement. In addition, the notes to financial statements should disclose the following:

    1) the identity of the segment of business that has been or will be discontinued

    2)  the expected disposal date

    3)  the expected manner of disposal

    4) a description of the remaining assets and liabilities of the segment at the balance sheet date

    5) the income or loss from operations and any proceeds from disposal of the segment during the period from the measurement date to the date of the balance sheet date.

    Please refer to Note 16 for information regarding 1), 2) and 3) above. Information for 4) is disclosed in (h) below and 5) is discussed in (i) below.

    Under Japanese GAAP, no specific accounting standards for discontinued operations exists. However, significant events affecting the current financial statements should be accrued in the current period. Significant events affecting the financial statements of subsequent periods should be disclosed.

                            WIT CAPITAL JAPAN, INC.

                            MARCH 31, 2001 AND 2000

RECONCILIATION OF NET LOSS

                                                                 THOUSANDS OF
FOR THE YEAR ENDED MARCH 31, 2001                                JAPANESE YEN
---------------------------------                             -------------------
Net loss as shown in the consolidated financial
  statements................................................          Y(3,229,522)

Description of items having the effect of decreasing reported loss:

  To reverse stock issuance cost which must be treated as a
    reduction to capital in accordance with U.S. GAAP.......              109,797

Description of items having the effect of increasing reported loss:

  To record loss on disposal of discontinued operations.....             (906,630)

  To record accrued vacation................................               (2,782)

  To record compensation expense for stock options..........              (36,691)

  To account for leased assets which must be capitalized in
    accordance with U.S. GAAP...............................              (10,136)
                                                              -------------------

Net loss according to U.S. GAAP.............................          Y(4,075,964)
                                                              ===================

                                                                             THOUSANDS OF
FOR THE PERIOD FROM AUGUST 25, 1999 (DATE OF INCEPTION) TO MARCH 31, 2000    JAPANESE YEN
-------------------------------------------------------------------------  -----------------
Net loss as shown in the consolidated financial statements........                 Y(479,350)

Description of items having the effect of decreasing reported loss:

  To reverse stock issuance cost which must be treated as a reduction to
    capital in accordance with U.S. GAAP..........................                    21,490

  To reverse rent expense for leased assets which must be capitalized in
    accordance with U.S. GAAP.....................................                     1,145

Description of items having the effect of increasing reported loss:

  To record accrued vacation......................................                    (1,001)

  To record depreciation expense for capitalized leased assets in
    accordance with U.S. GAAP.....................................                    (1,331)
                                                                           -----------------

Net loss according to U.S. GAAP...................................                 Y(459,047)
                                                                           =================

                            WIT CAPITAL JAPAN, INC.

                            MARCH 31, 2001 AND 2000

RECONCILIATION OF SHAREHOLDERS' EQUITY (IN THOUSANDS OF JAPANESE YEN)

                                                                ADDITIONAL           DEFERRED
                                                                 PAID-IN               STOCK             ACCUMULATED
FOR THE YEAR ENDED MARCH 31, 2001        CAPITAL STOCK           CAPITAL           COMPENSATION            DEFICIT
---------------------------------      ------------------   ------------------   -----------------   -------------------
Shareholders' equity as shown in the
  financial statements...............         Y5,022,488            Y2,642,041           Y     --            Y(3,708,872)

Prior year U.S. GAAP adjustments

  2000 adjustment for stock issuance
    cost.............................                 --               (21,490)                --                 21,490

  2000 adjustments for leased assets
    which must be capitalized for
    U.S. GAAP........................                 --                    --                 --                   (186)

  2000 accrual for compensated
    absences.........................                 --                    --                 --                 (1,001)

Current year U.S. GAAP adjustments

  Accounting for leased assets.......                 --                    --                 --                (10,136)

  Stock issuance cost................                 --              (109,797)                --                109,797

  Accrual for compensated absences...                 --                    --                 --                 (2,782)

  Compensation for stock option......                 --               143,240           (106,549)               (36,691)

  Accrual for loss from disposal of
    business.........................                 --                    --                 --               (906,630)
                                       ------------------   ------------------   -----------------   -------------------

Shareholders' equity according to
  U.S. GAAP..........................         Y5,022,488            Y2,653,994          Y(106,549)           Y(4,535,011)
                                       ==================   ==================   =================   ===================


                                          SHAREHOLDERS'
FOR THE YEAR ENDED MARCH 31, 2001            EQUITY
---------------------------------      -------------------
Shareholders' equity as shown in the
  financial statements...............           Y3,955,657
Prior year U.S. GAAP adjustments
  2000 adjustment for stock issuance
    cost.............................                   --
  2000 adjustments for leased assets
    which must be capitalized for
    U.S. GAAP........................                 (186)
  2000 accrual for compensated
    absences.........................               (1,001)
Current year U.S. GAAP adjustments
  Accounting for leased assets.......              (10,136)
  Stock issuance cost................                   --
  Accrual for compensated absences...               (2,782)
  Compensation for stock option......                   --
  Accrual for loss from disposal of
    business.........................             (906,630)
                                       -------------------
Shareholders' equity according to
  U.S. GAAP..........................          Y(3,034,922)
                                       ===================

                            WIT CAPITAL JAPAN, INC.

                            MARCH 31, 2001 AND 2000

                                                               ADDITIONAL         DEFERRED
 FOR THE PERIOD FROM AUGUST 25, 1999                             PAID-IN           STOCK         ACCUMULATED        SHAREHOLDERS'
(DATE OF INCEPTION) TO MARCH 31, 2000     COMMON STOCK           CAPITAL        COMPENSATION       DEFICIT             EQUITY
-------------------------------------   -----------------   -----------------   ------------   ----------------   -----------------
Shareholders' equity as shown in the
  consolidated financial statements...        Y3,000,000           Y1,149,550        Y--             Y(479,350)          Y3,670,200

  Accounting for leased assets....                    --                   --         --                  (186)                (186)

  Stock issuance cost.............                    --              (21,490)        --                21,490                   --

Accrual for compensated absences..                    --                   --         --                (1,001)              (1,001)
                                        -----------------   -----------------       ----       ----------------   -----------------

Shareholders' equity according to U.S.
  GAAP............................            Y3,000,000           Y1,128,060        Y--             Y(459,047)          Y3,669,013
                                        =================   =================       ====       ================   =================

                            WIT CAPITAL JAPAN, INC.

                            MARCH 31, 2001 AND 2000

CONDENSED CONSOLIDATED BALANCE SHEETS IN ACCORDANCE WITH U.S. GAAP

                                                                    THOUSANDS OF JAPANESE YEN
                                                              -------------------------------------
                                                                    2001                2000
                                                              -----------------   -----------------
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................         Y2,589,144          Y1,278,905
  Other securities..........................................            123,565           1,910,940
  Other current assets......................................            365,010             840,657
                                                              -----------------   -----------------
    Total current assets....................................          3,077,719           4,030,502

NON-CURRENT ASSETS:
  Fixed assets and leasehold improvements...................            580,447              74,941
  Deposits with and membership in stock exchanges...........            814,078                  --
  Other non-current assets..................................            331,230             109,812
                                                              -----------------   -----------------
    Total non-current assets................................          1,725,755             184,753
                                                              -----------------   -----------------
    Total assets............................................         Y4,803,474          Y4,215,255
                                                              =================   =================

            LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Capital lease obligations.................................          1,086,321              75,127
  Accrued loss from disposal of business....................            192,968                  --
  Other liabilities.........................................            489,263             471,115
                                                              -----------------   -----------------
    Total liabilities.......................................          1,768,552             546,242

SHAREHOLDERS' EQUITY:.......................................          3,034,922           3,669,013
                                                              -----------------   -----------------
    Total liabilities and shareholders' equity..............         Y4,803,474          Y4,215,255
                                                              =================   =================

                            WIT CAPITAL JAPAN, INC.

                            MARCH 31, 2001 AND 2000

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS IN ACCORDANCE WITH U.S. GAAP

                                                                    THOUSANDS OF JAPANESE YEN
                                                              -------------------------------------
                                                                     2001                2000
                                                              ------------------   ----------------
REVENUE:
  Commission income.........................................          Y  272,535           Y 20,000
  Trading loss, net.........................................             (23,867)                --
  Other.....................................................               7,108              1,549
                                                              ------------------   ----------------
    Total revenues..........................................             255,776             21,549

OPERATING EXPENSES:
  Compensation and benefits.................................           1,281,920            253,074
  Other operating expenses..................................             871,591            226,186
                                                              ------------------   ----------------
    Total operating expenses................................           2,153,511            479,260
                                                              ------------------   ----------------
Loss from continuing operations before provision for income
  taxes.....................................................          (1,897,735)          (457,711)

Provision for income taxes..................................               3,940              1,336
                                                              ------------------   ----------------
Loss from continuing operations.............................          (1,901,675)          (459,047)

Loss from operations of discontinuance of retail brokerage
  operations................................................          (1,046,283)                --

Loss from disposal of retail brokerage operations, including provision of Y384,581 thousand for operating losses during
  phase-out period..........................................          (1,128,006)                --
                                                              ------------------   ----------------
Net loss....................................................         Y(4,075,964)         Y(459,047)
                                                              ------------------   ----------------

------------------------

NOTE: THE NET OPERATING LOSS FROM THE RETAIL BROKERAGE SEGMENT DURING THE PERIOD FROM THE MEASUREMENT DATE (JANUARY 25, 2001) TO THE BALANCE SHEET DATE IS Y221,376 THOUSAND. THE PROCEEDS FROM THE TRANSFER OF CUSTOMER ACCOUNTS IS Y28,000 THOUSAND. THESE AMOUNTS ARE INCLUDED IN "LOSS FROM DISPOSAL OF RETAIL BROKERAGE SEGMENT, INCLUDING PROVISION OF Y384,581 THOUSAND FOR OPERATING LOSSES DURING PHASE-OUT PERIOD".

                            WIT CAPITAL JAPAN, INC.

                            MARCH 31, 2001 AND 2000

CASH FLOW STATEMENT PREPARED IN ACCORDANCE WITH U.S. GAAP (IN THOUSANDS OF
  JAPANESE YEN):

                                                                MARCH 31, 2001
                                                              ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss according to U.S. GAAP.............................         Y(4,075,964)
Adjustments to reconcile net loss to net cash used in
  operating activities
  Depreciation and amortization.............................             262,363
  Compensation expense for stock options....................              36,691
  Loss from disposal of brokerage segment...................             906,630
  (Increase) decrease in operating assets
    Decrease in advanced payment............................             686,764
    Increase in commission receivable.......................             (16,838)
    Increase in other receivables...........................             (15,381)
    Increase in trading assets..............................             (28,000)
    Decrease in trading assets and other securities.........           1,787,575
    Increase in deposits....................................            (144,287)
    Increase in other current assets........................              (6,811)
  Increase (decrease) in operating liabilities
    Increase in accounts payable............................             204,155
    Increase in net payables arising from pre-settlement
      date trade............................................              28,000
    Increase in accrued expenses............................              31,965
    Increase in accrued income taxes........................               2,605
    Increase in deposits received...........................              48,089
    Increase in deferred income.............................              41,738
    Increase in other liabilities...........................               1,792
                                                              ------------------
  Net cash used in operating activities.....................            (248,914)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of tangible fixed assets.........................             (51,051)
  Purchase of software......................................            (197,285)
  Increase in Membership deposits...........................            (883,100)
  Increase in leasehold deposits............................            (129,480)
  Decrease in lease obligation..............................            (159,340)
  Increase in investment funds..............................             (75,353)
  Other investment..........................................             (10,224)
                                                              ------------------
  Net cash used in investing activities.....................          (1,505,833)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of stocks..........................           3,405,182
  Proceeds from issuance of stock warrants..................               9,804
  Repayment of bank loan....................................            (350,000)
                                                              ------------------
Net cash provided by financing activities...................           3,064,986
                                                              ------------------
Net increase in cash........................................           1,310,239
CASH, at beginning of this year.............................           1,278,905
                                                              ------------------
CASH, at end of this year...................................         Y 2,589,144
                                                              ==================

                            WIT CAPITAL JAPAN, INC.

                            MARCH 31, 2001 AND 2000

                                                              FOR THE PERIOD FROM
                                                                AUGUST 25, 1999
                                                              (DATE OF INCEPTION)
                                                               TO MARCH 31, 2000
                                                              -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss according to U.S. GAAP...........................          Y (459,047)
  Adjustments to reconcile net loss to net cash used in
    operating activities Depreciation and amortization......               1,494
    (Increase) decrease in operating assets
      Increase in advanced payment..........................            (703,620)
      Increase in commission receivable.....................             (21,000)
      Increase in other receivables.........................             (96,071)
      Increase in other securities..........................          (1,910,940)
      Increase in other assets..............................             (21,998)
    Increase (decrease) in operating liabilities
Increase in accounts payable................................              35,150
      Increase in accrued expenses..........................              75,437
      Increase in accrued income taxes......................               1,336
      Increase in other current liabilities.................               9,192
                                                              ------------------
    Net cash used in operating activities...................          (3,090,067)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of software....................................             (27,331)
    Deposits for leases.....................................             (80,612)
    Cash paid for assets under capital lease................              (1,145)
                                                              ------------------
    Net cash used in investing activities...................            (109,088)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in short-term loans............................             350,000
    Net proceeds from issuance of stocks....................           4,128,060
                                                              ------------------
    Net cash provided by financing activities...............           4,478,060
                                                              ------------------
Net increase in cash........................................           1,278,905
CASH, at beginning of this period...........................                  --
                                                              ------------------
CASH, at end of this period.................................         Y 1,278,905
                                                              ==================

      SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
                         (IN THOUSAND OF JAPANESE YEN)

    As of March 31, 2001 and 2000, a capital lease obligation of Y1,246,806 thousand and Y76,272 thousand, respectively, was incurred when the Company entered into a lease for new equipment.

    NET LOSS PER SHARE UNDER U.S. GAAP

    Net loss per share of common stock and diluted loss per share as of March 31, 2001 and 2000 was Y49,845.47 and Y929,375.18, respectively.

                            WIT CAPITAL JAPAN, INC.

                            MARCH 31, 2001 AND 2000

                  SUPPLEMENTAL SCHEDULE OF QUALIFYING RESERVES
                         (IN THOUSAND OF JAPANESE YEN)

MARCH 31, 2001

                                                                ADDITIONS
                                   BALANCE AT      ------------------------------------
                                  BEGINNING OF      CHARGED TO COST       CHARGED TO                         BALANCE AT END
DESCRIPTION                          PERIOD          AND EXPENSES       OTHER ACCOUNTS      DEDUCTIONS          OF PERIOD
-----------                      ---------------   -----------------   ----------------   ---------------   -----------------
Deferred tax asset valuation
  allowances...................        Y191,193          Y1,897,741(*)           Y--             Y191,193          Y1,897,741

MARCH 31, 2000

                                                                ADDITIONS
                                   BALANCE AT      ------------------------------------
                                  BEGINNING OF      CHARGED TO COST       CHARGED TO                         BALANCE AT END
DESCRIPTION                          PERIOD          AND EXPENSES       OTHER ACCOUNTS      DEDUCTIONS          OF PERIOD
-----------                      ---------------   -----------------   ----------------   ---------------   -----------------
Deferred tax asset valuation
  allowances...................         Y    --            Y191,193(*)           Y--              Y    --            Y191,193

------------------------

(*) To provide for valuation allowances of the full amount of net deferred tax assets.