Form 10-Q
period 2001-06-30
WIT SOUNDVIEW GROUP INC
filed 2001-08-14
CIK 1071620

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                         COMMISSION FILE NUMBER 0-26225

                            ------------------------

                           WIT SOUNDVIEW GROUP, INC.

             (exact name of registrant as specified in its charter)

                  DELAWARE                                      13-3900397
(State or Other Jurisdiction of Incorporation   (I.R.S. Employer Industrial Identification
              or Organization)                                    Number)

      826 BROADWAY, NEW YORK, NEW YORK                             10003
  (Address of Principal Executive Offices)                      (Zip Code)

                                 (212) 253-4400
              (Registrant's Telephone Number, including Area Code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days: Yes /X/ No / /

    As of August 7th, 2001, there were 110,302,223 shares of the Registrant's common stock outstanding and 11,666,666 shares of the Registrant's Class B common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           WIT SOUNDVIEW GROUP, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                               TABLE OF CONTENTS

                         PART I--FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Statements of Financial Condition as
            of June 30, 2001 and December 31, 2000....................      4

          Condensed Consolidated Statements of Operations for the
            three and six months ended June 30, 2001 and 2000.........      6

          Condensed Consolidated Statements of Cash Flows for the six
            months ended June 30, 2001 and 2000.......................      7

          Notes to Condensed Consolidated Financial Statements........      9

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................     15

Item 3.   Quantitative and Qualitative Disclosure about Market Risk...     22

                           PART II--OTHER INFORMATION

Item 1.    Legal Proceedings...........................................     23

Item 2.    Changes in Securities and Use of Proceeds...................     23

Item 3.    Default upon Senior Securities..............................     23

Item 4.    Submission of Matters to a Vote of Security Holders.........     23

Item 5.    Other Information...........................................     23

Item 6.    Exhibits and Reports on Form 8-K............................     24

Signatures.............................................................     25

                 (This page has been left blank intentionally.)

                                     PART I

ITEM 1--CONSOLIDATED FINANCIAL STATEMENTS

                   WIT SOUNDVIEW GROUP, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                      JUNE 30, 2001 AND DECEMBER 31, 2000

                                                                JUNE 30,     DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
                                                              (UNAUDITED)
                                         ASSETS

CASH AND CASH EQUIVALENTS...................................  $152,784,286   $184,788,892
RECEIVABLE FROM CLEARING BROKER.............................    44,661,608     96,664,731
SECURITIES OWNED, at market or fair value...................     8,882,140      9,170,897
INVESTMENT BANKING FEES RECEIVABLE..........................     2,471,138     13,507,616
INVESTMENTS.................................................    21,107,867     50,055,639
INVESTMENTS IN AFFILIATES...................................    14,369,451     21,341,809
INTANGIBLE ASSETS, net of accumulated amortization of
  $35,602,556 and $25,176,159 at June 30, 2001 and December
  31, 2000, respectively
    Goodwill................................................   185,785,594    401,744,007
    Strategic alliance agreement............................    20,031,669     82,991,667
    Institutional client relationships......................    59,427,089     61,464,587
    Other...................................................     6,895,273      8,096,942

FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net of
  accumulated depreciation and amortization of $12,595,360
  and $9,294,769 at June 30, 2001 and December 31, 2000,
  respectively..............................................    18,598,444     19,745,402

COMPUTER SOFTWARE, net of accumulated amortization of
  $466,341 and $166,845 at June 30, 2001 and December 31,
  2000, respectively........................................     1,116,460      1,178,473

PREPAID EXPENSES............................................     3,560,847      3,287,777

OTHER ASSETS................................................    55,037,781     43,694,155
                                                              ------------   ------------

    Total assets............................................  $594,729,647   $997,732,594
                                                              ============   ============

 The accompanying notes are an integral part of these consolidated statements.

                   WIT SOUNDVIEW GROUP, INC. AND SUBSIDIARIES

                      JUNE 30, 2001 AND DECEMBER 31, 2000

                                                                JUNE 30,     DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
                                                              (UNAUDITED)
                          LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Securities sold but not yet purchased, at market value....  $    990,707   $    357,359
  Accounts payable and accrued expenses.....................     9,622,988     15,053,362
  Accrued compensation......................................    31,241,091    129,050,585
  Deferred tax liabilities..................................    31,229,411     51,597,127
  Other liabilities.........................................    17,994,298      7,021,564
                                                              ------------   ------------
    Total liabilities.......................................    91,078,495    203,079,997
                                                              ------------   ------------
STOCKHOLDERS' EQUITY:
  Preferred Stock, $.001 par value, 30,000,000 shares
    authorized, no shares outstanding at June 30, 2001 and
    December 31, 2000.......................................            --             --
  Common Stock, $.01 par value, 500,000,000 shares
    authorized, 113,125,768 and 111,060,242 shares issued at
    June 30, 2001 and December 31, 2000, respectively.......     1,131,257      1,110,602
  Common Stock, Class B, $.01 par value, 75,000,000 shares
    authorized, 11,666,666 shares issued and outstanding at
    June 30, 2001 and December 31, 2000.....................       116,667        116,667
  Additional paid-in capital................................   899,069,572    897,103,173
  Accumulated deficit.......................................  (346,845,183)   (56,423,230)
  Notes receivable from stockholders........................   (13,587,144)   (15,275,896)
  Deferred compensation.....................................   (12,614,143)   (19,698,951)
  Cumulative translation adjustment.........................    (2,800,675)            --
  Treasury Stock, at cost, 5,186,445 and 2,095,788 shares at
    June 30, 2001 and December 31, 2000, respectively.......   (20,819,199)   (12,279,768)
                                                              ------------   ------------
    Total stockholders' equity..............................   503,651,152    794,652,597
                                                              ------------   ------------
    Total liabilities and stockholders' equity..............  $594,729,647   $997,732,594
                                                              ============   ============

 The accompanying notes are an integral part of these consolidated statements.

                   WIT SOUNDVIEW GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                            THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                            ---------------------------   ----------------------------
                                                2001           2000           2001            2000
                                            -------------   -----------   -------------   ------------
                                                    (UNAUDITED)                   (UNAUDITED)
REVENUES:
  Investment banking......................  $   5,771,447   $54,157,901   $  18,781,400   $114,506,995
  Brokerage...............................     29,843,650    38,902,164      69,427,483     75,427,117
  Interest and investment income..........      2,901,333     2,828,299       6,277,365      4,647,512
  Asset management fees...................      2,283,221      (185,171)      4,230,788      7,647,863
  Gain (loss) on investments..............     (2,019,173)      585,437      (4,149,545)       647,317
  Other income............................             --      (155,140)             --       (155,140)
                                            -------------   -----------   -------------   ------------
    Total revenues........................     38,780,478    96,133,490      94,567,491    202,721,664
                                            -------------   -----------   -------------   ------------
EXPENSES:
  Compensation and benefits...............     27,287,754    55,704,769      64,899,032    120,647,125
  Amortization of intangible assets and
    goodwill..............................     16,214,250     4,124,100      32,428,500      6,873,500
  Impairment of goodwill and other
    intangible assets.....................    249,729,076            --     249,729,076             --
  Brokerage and clearance.................      5,209,058     6,561,750      11,089,863     12,758,456
  Data processing and communications......      2,895,182     2,568,757       6,126,879      4,341,020
  Marketing and business development......      3,074,974     4,574,604       6,286,658      7,621,634
  Occupancy...............................      4,387,768     1,077,455       7,598,993      1,869,570
  Depreciation and amortization...........      2,979,018     1,501,702       5,750,276      2,777,536
  Professional services...................      1,939,243     2,201,238       4,374,532      4,478,359
  Technology development..................        531,571     1,547,400         854,191      2,590,201
  Write-off of computer software and
    equipment.............................             --            --              --      1,339,772
  Lease loss..............................      9,793,172            --       9,793,172             --
  Restructuring costs.....................      5,565,667            --       5,565,667             --
  Other...................................      1,521,503     2,824,842       3,351,241      4,159,134
                                            -------------   -----------   -------------   ------------
      Total expenses......................    331,128,236    82,686,617     407,848,080    169,456,307
                                            -------------   -----------   -------------   ------------
Income (loss) before provision (benefit)
  for income taxes, equity in net loss of
  affiliates and minority interest........   (292,347,758)   13,446,873    (313,280,589)    33,265,357
Provision (benefit) for income taxes......    (27,316,691)    6,683,389     (30,960,294)    17,291,555
                                            -------------   -----------   -------------   ------------
Income (loss) before equity in net loss of
  affiliates and minority interest........   (265,031,067)    6,763,484    (282,320,295)    15,973,802
  Equity in net loss of affiliates........     (4,310,418)   (4,481,070)     (9,599,549)    (6,190,759)
  Minority interest in net loss of
    subsidiary............................      1,528,891            --       1,497,891             --
                                            -------------   -----------   -------------   ------------
Net income (loss).........................  $(267,812,594)  $ 2,282,414   $(290,421,953)  $  9,783,043
                                            =============   ===========   =============   ============
Net income (loss) per share:
  Basic...................................  $       (2.42)  $      0.03   $       (2.63)  $       0.13
  Diluted.................................  $       (2.42)  $      0.02   $       (2.63)  $       0.10
Weighted average shares used in the
  computation of net income (loss) per
  share:
  Basic...................................    110,699,440    79,410,828     110,438,926     76,204,016
  Diluted.................................    110,699,440    98,800,933     110,438,926     98,443,344

 The accompanying notes are an integral part of these consolidated statements.

                   WIT SOUNDVIEW GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                                               SIX MONTHS ENDED JUNE 30,
                                                              ----------------------------
                                                                  2001            2000
                                                              -------------   ------------
                                                                      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $(290,421,953)  $  9,783,043
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities--
      Deferred tax expense (benefit)........................    (30,767,308)    13,927,792
      Depreciation and amortization.........................     38,178,776      9,651,036
      Equity in net loss of affiliates......................      9,599,549      6,190,759
      Impairment of goodwill and other intangible assets....    249,729,076             --
      Write-off of leasehold improvements...................        500,000             --
      Write-off of computer software and equipment..........        590,000      1,339,772
      Lease loss............................................      9,793,172             --
      Compensation expense on restricted stock awards.......      4,823,241      4,756,737
  Cumulative translation adjustment.........................     (2,800,675)            --
  (Increase) decrease in operating assets--
    Receivable from clearing broker.........................     52,003,123    (45,643,549)
    Securities owned........................................        921,389      2,549,421
    Investment banking fees receivable......................     11,036,478      2,218,498
    Investments.............................................     28,947,772     (1,444,977)
    Prepaid expenses........................................       (273,070)      (168,031)
    Other assets............................................     (1,053,370)   (14,091,826)
  Increase (decrease) in operating liabilities--
    Securities sold but not yet purchased...................        633,348        334,903
    Accounts payable and accrued expenses...................     (5,714,152)   (38,406,302)
    Accrued compensation....................................    (97,809,494)    89,688,287
    Other liabilities.......................................      7,915,898     (4,866,005)
                                                              -------------   ------------
        Net cash provided by (used in) operating
          activities........................................    (14,168,200)    35,819,558
                                                              -------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments.......................       (632,632)   (33,963,061)
  Sale of short-term investments............................             --    108,080,863
  Acquisition of SoundView, net of cash received............             --     (6,773,571)
  Investment in WCE.........................................     (8,159,049)            --
  Investment in WCJ.........................................             --    (10,500,000)
  Computer software purchased...............................       (827,483)    (1,918,379)
  Payments for purchases of furniture, equipment and
    leasehold improvements..................................     (5,786,994)    (5,083,317)
                                                              -------------   ------------
        Net cash provided by (used in) investing
          activities........................................    (15,406,158)    49,842,535
                                                              -------------   ------------

 The accompanying notes are an integral part of these consolidated statements.

                   WIT SOUNDVIEW GROUP, INC. AND SUBSIDIARIES

                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                                               SIX MONTHS ENDED JUNE 30,
                                                              ----------------------------
                                                                  2001            2000
                                                              -------------   ------------
                                                                      (UNAUDITED)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of notes receivable from stockholders..........        713,752        238,624
  Repurchases of common stock...............................     (7,025,400)      (250,000)
  Proceeds from issuance of common stock....................      3,881,400      3,584,510
                                                              -------------   ------------
        Net cash provided by (used in) financing
          activities........................................     (2,430,248)     3,573,134
                                                              -------------   ------------
        Net increase (decrease) in cash and cash
          equivalents.......................................    (32,004,606)    89,235,227
Cash and cash equivalents, beginning of period..............    184,788,892     12,447,885
                                                              -------------   ------------
Cash and cash equivalents, end of period....................  $ 152,784,286   $101,683,112
                                                              =============   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for--
      Taxes.................................................  $   2,156,163   $ 12,330,000

NON-CASH TRANSACTIONS:
  Issuance of common stock to stockholders for notes
    receivable..............................................             --      7,979,688
  Repurchase of common stock for note receivable............        996,827       (187,494)
  Investment in enba plc for common stock...................             --     30,996,834
  Issuances (forfeitures) of restricted stock to (by)
    employees...............................................     (3,078,178)    19,434,465
  Tax benefit from non-qualified option exercises...........             --      6,785,796
Acquisition of SoundView Technology Group, Inc.
  Fair value of net assets acquired, net of cash received...             --     44,431,499
  Intangible assets and goodwill............................             --    275,857,420
  Issuance of common stock..................................             --    291,003,482
  Deferred tax assets.......................................             --     16,770,000
  Deferred tax liabilities..................................             --     32,465,000

 The accompanying notes are an integral part of these consolidated statements.

                   WIT SOUNDVIEW GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2001 AND 2000

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

    The Company is an investment banking firm focused exclusively on the technology sector and offers a strong complement of investment banking services, including public offerings, M&A advisory and private equity placements. The Company produces comprehensive sell-side research on over 220 technology companies. The Company's brokerage operations provide a variety of sales and trading services to institutional investors. Through the Company's venture capital operations, it has established and currently manages a number of venture capital funds that provide investors with the opportunity to participate in technology and Internet related investments.

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

2.  MERGERS AND IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLES

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

    On October 16, 2000, the Company completed its merger with E*OFFERING Corp. ("E*OFFERING"). As consideration for the merger, the Company issued approximately 27.2 million shares of common stock and options and warrants to purchase shares of the Company's common stock with an approximate value of $302 million to the shareholders of E*OFFERING. The excess of cost over the estimated fair value of net assets acquired was allocated to certain identifiable intangible assets and goodwill, a total of approximately
$304 million which, until June 30, 2001, was being amortized on a straight-line basis over periods between 5 and 7 years.

    The Company's management reviews goodwill and intangible assets for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. During the quarter ended June 30, 2001, in light of the current economic environment and market conditions, the Company performed an evaluation of its enterprise value to make a determination as to whether the

                   WIT SOUNDVIEW GROUP, INC. AND SUBSIDIARIES

                             JUNE 30, 2001 AND 2000

2. MERGERS AND IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLES (CONTINUED) recorded amounts of goodwill and intangible assets acquired in its mergers with SoundView and E*OFFERING were potentially impaired. As a result of this analysis, the Company's management determined that an adjustment was required to reduce the carrying value of the Company's goodwill and other intangible assets to their estimated fair value. After evaluating the projected future net cash flows related to the Company's merger with E*OFFERING, it was determined that the goodwill and the strategic alliance agreement related to this merger were impaired. As a result, the Company recorded an impairment charge of $249.7 million in the quarter ended June 30, 2001. The charge was comprised of a write-off of the carrying value of the goodwill of $195.4 million, or $1.77 per share, and an adjustment to the carrying value of the strategic alliance agreement of $54.3 million, or $0.49 per share, based upon a valuation of discounted future net cash flows, to adjust both assets to their estimated fair values. The remaining carrying value of the strategic alliance agreement related to the merger with E*OFFERING will continue to be amortized on a straight-line basis over its remaining life.

3.  NEW ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS
No. 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition, requiring that the purchase method of accounting be used in all business combinations initiated after June 30, 2001. The Company does not believe that the adoption of SFAS No. 141 will have a material impact on the Company's consolidated financial statements.

    SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. The statement provides that assets which have indefinite useful lives will not be amortized, but rather will be tested at least annually for impairment and establishes specific guidelines for the testing of such assets. SFAS No. 142 allows for intangible assets with finite useful lives to continue to be amortized over their useful lives, but provides that those lives will no longer be limited to 40 years. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The Company believes that the adoption of SFAS No. 142 will have a material impact on its results of operations beginning in January 2002, when the Company ceases amortizing the remaining carrying value of the goodwill and tradename intangible asset related to SoundView, both of which have indefinite useful lives. Accordingly, commencing in January 2002, amortization expense for these items will no longer be included in the Company's computations of earnings per share. The goodwill and tradename intangible assets, with carrying values at June 30, 2001 of $185.8 million and $2.2 million, respectively, are currently amortized at a rate of $10.1 million annually. At June 30, 2001, the Company does not anticipate any impairment charges resulting from the adoption of SFAS No. 142.

                   WIT SOUNDVIEW GROUP, INC. AND SUBSIDIARIES

                             JUNE 30, 2001 AND 2000

4.  NET INCOME (LOSS) PER SHARE

    The following table sets forth the calculation of shares used in the computation of basic and diluted net income (loss) per share:

                                              THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                              ----------------------------   --------------------------
                                                  2001            2000           2001          2000
                                              -------------   ------------   ------------   -----------
Shares used in computations:
  Weighted average common shares used in
    computation of basic net income (loss)
    per share...............................   110,699,440     79,410,828    110,438,926    76,204,016
  Dilutive effect of common stock
    equivalents.............................            --     19,390,105             --    22,239,328
                                               -----------     ----------    -----------    ----------
  Weighted average common shares used in
    computation of diluted net income (loss)
    per share...............................   110,699,440     98,800,933    110,438,926    98,443,344
                                               ===========     ==========    ===========    ==========

    Because the Company reported a net loss for the three and six month periods ended June 30, 2001, the calculations of diluted earnings per share in those periods do not include options, warrants and common stock collateralizing the notes receivable from stockholders, as they are anti-dilutive and would result in a reduction of net loss per share. If the Company had reported net income, there would have been an additional 7,340,173 shares for the quarter ended
June 30, 2001 and an additional 9,458,800 shares for the six months ended
June 30, 2001 included in the calculation of diluted earnings per share.

5.  STOCK OPTION PLAN

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

    As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has accounted for options granted to employees using the intrinsic value method prescribed by Accounting Practice Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has granted options with exercise prices that are equal to or greater than management's estimate of the fair value of such common stock at the date of grant, and accordingly, the Company has recorded no related compensation expense. For restricted stock issued with future service requirements, compensation expense is recognized over the relevant vesting period.

    As of June 30, 2001, the Company has 39,308,632 outstanding options with a range of exercise prices between $0.35 and $34.88 per share and a weighted average exercise price of $5.03.

                   WIT SOUNDVIEW GROUP, INC. AND SUBSIDIARIES

                             JUNE 30, 2001 AND 2000

6.  WARRANTS

    The Company has 9,592,091 outstanding warrants as of June 30, 2001 with a range of exercise prices between $0.60 and $10.25. These warrants are exercisable for 3,954,796 shares of common stock and 5,637,295 shares of Class B common stock.

7.  LEASE LOSS

    For the quarter ended June 30, 2001, the Company recorded a lease loss of $9.8 million related to its lease commitment for an unused portion of its office space in San Francisco, California, that is being held for sublease at lower rates than the lease rate.

8.  WIT CAPITAL EUROPE

    In June 2001, the Company recorded a charge of approximately $5.6 million related to the restructuring of WCE's operations. The charge primarily includes severance and other costs associated with downsizing and re-focusing WCE's operations. Going forward, WCE's focus will center around providing technology focused research to the Company's U.S. institutional clients and providing limited investment banking services to European clients.

    On February 16, 2001, the Company entered into a short-term subordinated loan agreement with Wit SoundView Europe Limited ("WSVEL"), a wholly-owned subsidiary of WCE. The maximum available to WSVEL under the agreement is approximately $6.6 million, and any outstanding balance under the agreement bears interest at a rate of 8% per annum. As of June 30, 2001, WSVEL had drawn down approximately $4.4 million pursuant to the terms of this agreement.

9.  INVESTMENT

    On May 21, 2001, the Company received approximately $17.3 million in connection with its investment in enba plc. Depending on the absence of certain occurrences, the Company may receive an additional $3.6 million over the next 15 months.

10. CONTINGENCIES

    The Company is currently subject to claims and legal proceedings arising in the normal course of its business. In the opinion of management, the resolution of such claims and legal proceedings should not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

11. INCOME TAXES

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

                   WIT SOUNDVIEW GROUP, INC. AND SUBSIDIARIES

                             JUNE 30, 2001 AND 2000

11. INCOME TAXES (CONTINUED)
    The components of the Company's income tax expense (benefit) for the three and six month periods ended June 30, 2001 and 2000 are as follows:

                                            THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                            ---------------------------   --------------------------
                                                2001           2000           2001          2000
                                            -------------   -----------   ------------   -----------
Current:
  Federal.................................  $         --    $   93,827    $         --   $    93,827
  State and local.........................      (305,373)    2,547,537        (192,986)    3,269,936
                                            ------------    ----------    ------------   -----------
                                                (305,373)    2,641,364        (192,986)    3,363,763
                                            ------------    ----------    ------------   -----------
Deferred:
  Federal.................................   (25,128,915)    3,290,020     (28,819,804)   11,092,153
  State and local.........................    (1,882,403)      752,005      (1,947,504)    2,835,639
                                            ------------    ----------    ------------   -----------
                                             (27,011,318)    4,042,025     (30,767,308)   13,927,792
                                            ------------    ----------    ------------   -----------
                                            $(27,316,691)   $6,683,389    $(30,960,294)  $17,291,555
                                            ============    ==========    ============   ===========

    The Company's effective tax rate differs from the Federal statutory rate primarily due to the amortization of intangible assets and goodwill and state and local income taxes.

    The Company has recorded deferred tax assets of $35.7 million and $18.1 million as of June 30, 2001 and 2000 respectively, primarily related to net operating loss carryforwards. The Company has also recorded deferred tax liabilities of approximately $31.2 million primarily reflecting the difference between the financial reporting and tax basis of intangible assets acquired in the Company's merger with SoundView.

12. NET CAPITAL REQUIREMENTS

    WSV and WCC are subject to the SEC's Uniform Net Capital Rule 15c3-1. WSV's net capital, as defined, is required to be the greater of $250,000 or an amount determinable based on the market prices and number of securities in which WSV acts as a market maker. As of June 30, 2001 and December 31, 2000, WSV's net capital was $112,910,448 and $79,350,521, which was $112,347,948 and $78,748,021 in excess of the minimum net capital requirements, respectively. WCC's net capital, as defined, is required to be the greater of $100,000 or the minimum net capital required based on aggregate indebtedness. As of June 30, 2001 and December 31, 2000, WCC's ratio of aggregate indebtedness to net capital was .16 to 1 and 1.95 to 1 and its net capital was $3,945,634 and $3,328,931, which was $3,845,634 and $2,895,980 in excess of the minimum net capital requirements, respectively.

13. OTHER COMPREHENSIVE INCOME

    Upon the acquisition of a controlling interest in WCE, the Company implemented the provisions of SFAS No. 130, "Reporting Comprehensive Income," which requires the Company to report the changes in stockholders' equity from all sources during the period other than those resulting from investments by shareholders. Revenues and expenses from the Company's subsidiary, WCE, are

                   WIT SOUNDVIEW GROUP, INC. AND SUBSIDIARIES

                             JUNE 30, 2001 AND 2000

13. OTHER COMPREHENSIVE INCOME (CONTINUED) translated into U.S. dollars at average monthly exchange rates prevailing during the quarter. The resulting translation adjustment is as follows:

                                           THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                           ----------------------------   --------------------------
                                                2001           2000           2001           2000
                                           --------------   -----------   -------------   ----------
Net income (loss)........................  $(267,812,594)   $2,282,414    $(290,421,953)  $9,783,043
Cumulative translation adjustment........        (54,875)           --       (2,800,675)          --
                                           -------------    ----------    -------------   ----------
Net comprehensive income (loss)..........  $(267,867,469)   $2,282,414    $(293,222,628)  $9,783,043
                                           =============    ==========    =============   ==========

14. SUBSEQUENT EVENTS

    On July 5, 2001, WCE completed a corporate reorganization and changed its name to Wit SoundView Europe Group PLC ("WSVEG"). In July 2001, the Company entered into a long-term loan agreement with WSVEG. The maximum available to WSVEG under the agreement is approximately $9.2 million, and any outstanding balance under the agreement bears interest at a rate of 8% per annum. As of July 31, 2001, WSVEG had drawn down approximately $5.0 million pursuant to the terms of this agreement.

    On July 24, 2001, the Company announced its intention to change its name to SoundView Technology Group, Inc. during the third quarter of 2001.

    Also on July 24, 2001, the Company filed a Schedule TO, Tender Offer Statement Under Section 14(d)(1) or 13(e)(1) of the Securities Exchange Act of 1934, offering employees the opportunity to exchange up to 24.9 million eligible outstanding options with exercise prices of $5.00 or more into 6.6 million shares of restricted stock which would vest over a three year period commencing September 1, 2001. The tender offer expires on August 22, 2001.

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

    Wit SoundView is an investment banking firm focused exclusively on the technology sector. We offer a strong complement of investment banking services, including public offerings, M&A advisory and private equity placements. With one of the largest research teams in the sector, Wit SoundView produces comprehensive sell-side research on over 220 technology companies. Our brokerage operations provide a variety of sales and trading services to institutional investors. We leverage our technology expertise through a sales force which has a comprehensive understanding of the complex and diverse technologies involved in technology-focused investing. Our venture capital operation, Wit SoundView Ventures, has established and currently manages a number of venture capital funds that provide investors with the opportunity to participate in technology and Internet related investments.

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

    The economic slowdown experienced in the second half of 2000 accelerated during the first six months of 2001, further reducing our opportunity to compete for investment banking business. Accordingly, during the first and second quarters of 2001, we experienced a further decrease in total revenues from levels achieved in 2000 as a result of lower valuations for technology companies and continuing market uncertainty. With the market for public issuances and technology companies remaining uncertain, we expect total revenues to remain at a decreased level in the second half of 2001 compared to 2000. Further, we expect to experience a decline in total revenues in 2001 from total revenues achieved in 2000.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AS
  COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2000

REVENUES

    Total revenues for the three months ended June 30, 2001 were $38.8 million, compared to $96.1 million for the three months ended June 30, 2000. The Company's total revenues for the six months ended June 30, 2001 was $94.6 million compared to $202.7 million for the six months ended

June 30, 2000. This represents a 53% decrease in total reported revenues, primarily attributable to a decrease in investment banking revenue.

    Investment banking revenue for the three months ended June 30, 2001 was $5.8 million, compared to $54.2 million for the three months ended June 30, 2000, representing a decrease of 89%. For the six months ended June 30, 2001, investment banking revenue was $18.8 million compared to $114.5 million for the six months ended June 30, 2000, representing a decrease of 84%. Investment banking revenue is primarily derived from the public offering of equity securities, and also from mergers and acquisitions and strategic advisory services and private equity offerings. The decrease in investment banking revenue in 2001 as compared to 2000 is attributable to unfavorable issuing conditions for technology companies, which includes lower market valuations and general market and economic uncertainty. The Company participated in a total of 13 securities offerings during the first six months of 2001, two as co-manager and 11 as syndicate member compared to the first six months of 2000 during which the Company participated in 88 securities offerings, 47 as co-manager and 41 as syndicate member. Of the 13 securities offerings the Company participated in during 2001, five were offered in the first quarter and eigth were offered in the second quarter compared to 61 and 27 in the first and second quarters of 2000, respectively. While the stability of the public equity markets remains uncertain and mergers and acquisitions activity remains slow, we would expect that investment banking revenue will remain decreased from levels achieved in prior quarters.

    Brokerage revenue for the three months ended June 30, 2001 was $29.8 million, compared to $38.9 million for the quarter ended June 30, 2000, representing a decrease of 23%. For the six months ended June 30, 2001, brokerage revenue was $69.4 million compared to $75.4 million for the six months ended June 30, 2000, representing a decrease of 8%. In the first six months of 2000, revenues derived from brokerage operations related to our institutional equity and online, or individual trading operations. In connection with our merger with E*OFFERING Corp. ("E*OFFERING") in October 2000, we transferred all of our online accounts to E*TRADE Securities, Inc. and accordingly, for the six months ended June 30, 2001, our total brokerage revenue is comprised solely of revenue from our institutional brokerage operations. For the three months ended June 30, 2000, our institutional and online operations contributed
$36.3 million and $2.6 million, respectively, to total brokerage revenue. For the six months ended June 30, 2000, our institutional and online operations contributed $68.8 million and $6.6 million, respectively, to total brokerage revenue. Comparing the three and six months ended June 30, 2001 to June 30, 2000, brokerage revenue has decreased as a result of lower trading revenue derived from our market making operations and the elimination of revenue derived from our online brokerage operations. As a result of the move to decimal trading in the NASDAQ Stock Market, which began for all stocks in April 2001, a narrowing of bid-ask spreads and smaller price increments are being experienced and are resulting in a decrease in trading revenue earned from our market making operations. We can experience increases or decreases in brokerage revenue depending on market conditions and volatility.

    Interest and investment income for the three months ended June 30, 2001 was $2.9 million, compared to $2.8 million for the three months ended June 30, 2000, representing an increase of 3%. For the six months ended June 30, 2001, interest and investment income was $6.3 million, compared to $4.6 million for the six months ended June 30, 2000, representing an increase of 35%.

    We earn interest income from the investment of cash balances raised through financing activities and our ongoing operations until the funds are used in our business. During the first six months of 2001 and 2000, our average month-end cash balances were $190 million and $165 million, respectively. It is our current policy to pay bonuses and other compensation related payments to employees on a semi-annual basis. Accordingly, we expect our interest income to decrease in quarters following such payments, which, most recently were made in January 2001.

    Asset management fees for the three months ended June 30, 2001 were $2.3 million compared to a loss of $185,000 for the three months ended June 30, 2000. For the six months ended June 30, 2001, asset management fees were $4.2 million compared to $7.6 million for the six months ended June 30, 2000, representing a decrease of 45%. This revenue is derived from management and syndication fees received from our series of venture capital funds, and from incentive royalties from hedge funds that were formerly managed by SoundView. The decrease for the first half of 2001 in comparison with the first half of 2000 is attributable primarily to a reduction in accrued incentive royalties.

    Gain (loss) on investments for the three months ended June 30, 2001 was a loss of $2 million, compared to a gain of $585,000 for the three months ended June 30, 2000. For the six months ended June 30, 2001, gain (loss) on investments was a loss of $4.1 million, compared to a gain of $647,000 for the six months ended June 30, 2000. Gain (loss) on investments primarily consists of the net realized and unrealized gains and losses on the mark-to-market and sale of equity securities that the Company receives as consideration for financial advisory services and from investment gains and losses from the Company's investments in equity securities and investment partnerships focused on the technology sector. Comparing the six months ended June 30, 2001 to the six months ended June 30, 2000, the decrease in this revenue is attributable to a decline in the value of the Company's equity securities, which fluctuates in part with the equity markets, and in particular the NASDAQ Stock Market. We expect that we will continue to receive equity securities or warrants representing the right to purchase equity in companies for which we provide investment banking services and that the values of the securities we own will continue to fluctuate based on market conditions.

    Other income for the three and six months ended June 30, 2000 consisted of a loss of $155,000 resulting from an adjustment to estimated advertising revenue related to the sale of banner advertisements on our website that had been recorded in 1999.

EXPENSES

    Compensation and benefits expense for the three months ended June 30, 2001 was $27.3 million, compared to $55.7 million for the three months ended
June 30, 2000. For the six months ended June 30, 2001, compensation and benefits expense was $64.9 million compared to $120.6 million for the six months ended June 30, 2000. Compensation and benefits expense consists of salaries, bonuses and other benefits paid or provided to the Company's employees as well as expenses related to stock based compensation awards. Comparing the three and six months ended June 30, 2001 with the three and six months ended June 30, 2000, the decrease in compensation and benefits expense primarily relates to lower incentive compensation accrued on lower revenues and a decrease in personnel from 486 as of June 30, 2000 to 362 as of June 30, 2001. Our employee base of 362 as of June 30, 2001 is comprised of 342 U.S. employees and 20 employees of WCE. Although our headcount has fluctuated during the past year, the decrease in headcount which resulted primarily from the discontinuance of our online brokerage operations and personnel reviews has been partially offset by the addition of personnel in connection with our merger with E*OFFERING. Compensation and benefits expense, as a percentage of total revenues was 70% and 69% for the three and six months ended June 30, 2001, respectively, compared to 58% and 60% for the three and six months ended June 30, 2000, respectively. During the third quarter of 2001, we intend to consolidate our New York and Connecticut offices into one new office to be located in Old Greenwich, Connecticut. As a result of the consolidation and relocation of our New York and Stamford, Connecticut based employees, we anticipate that headcount by the end of the third quarter will be below 300 in the U.S.

    Amortization of intangible assets and goodwill increased to $16.2 million for the three months ended June 30, 2001 from $4.1 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, amortization of intangible assets and goodwill was $32.4 million compared to $6.9 million for the six months ended June 30, 2000. This expense relates to the amortization of intangible assets and goodwill related to our mergers with SoundView and E*OFFERING. Our merger with SoundView, which was completed on January 31, 2000, resulted in approximately $275 million in intangible assets and goodwill, the pro-rata amortization of which resulted in amortization of $4.1 million and $6.9 million for the three and six months ended June 30, 2000. Our merger with E*OFFERING, which resulted in approximately $304 million in intangible assets and goodwill, was completed on October 16, 2000. Accordingly, our results of operations for the three and six months ended June 30, 2001 include the amortization expense for both of our mergers with SoundView and E*OFFERING compared to the three and six months ended June 30, 2000, which only include amortization expense related to our merger with SoundView. Intangible assets and goodwill resulting from these mergers is currently being expensed on a straight-line basis over various periods ranging from three to 20 years. Our adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (See "New Accounting Pronouncements") in January 2002, will materially impact this expense as we will cease amortization of the SoundView goodwill and tradename intangible assets, with carrying values at June 30, 2001 of $185.8 million and $2.2 million, respectively, which are currently amortized at a rate of $10.1 million annually.

    Goodwill and other intangibles impairment totaled $249.7 million in the quarter ended June 30, 2001. Our Company's management reviews goodwill and intangible assets for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. During the quarter ended June 30, 2001, in light of the current economic environment and market conditions, our Company performed an evaluation of its enterprise value to make a determination as to whether the recorded amounts of goodwill and intangible assets acquired in its mergers with SoundView and E*OFFERING were potentially impaired. As a result of this analysis, our Company's management determined that an adjustment was required to reduce the carrying value of the Company's goodwill and other intangible assets to their estimated fair value. After evaluating the projected future net cash flows related to our merger with E*OFFERING, it was determined that the goodwill and the strategic alliance agreement related to this merger were impaired. As a result, the Company recorded an impairment charge of $249.7 million in the quarter ended June 30, 2001. The charge was comprised of a write-off of the carrying value of the goodwill of $195.4 million, or $1.77 per share, and an adjustment to the carrying value of the strategic alliance agreement of $54.3 million, or $0.49 per share, based upon a valuation of discounted future net cash flows, to adjust both assets to their estimated fair values.

    Brokerage and clearance expense for the three months ended June 30, 2001 was $5.2 million, compared to $6.6 million for the three months ended June 30, 2000, representing a decrease of 21%. For the six months ended June 30, 2001, brokerage and clearance expense was $11.1 million compared to $12.8 million for the six months ended June 30, 2000, representing a decrease of 13%. This expense primarily consists of fees paid to independent floor brokers on the New York Stock Exchange for the execution of institutional customer agency business, as well as amounts paid to the Company's clearing broker for processing and clearing customers' trades. The decrease in brokerage and clearance expense resulted from the elimination of expenses related to our online brokerage operations. We expect our brokerage and clearance expense to fluctuate to the extent we experience an increase or decrease in related commission revenue.

    Data processing and communications expense for the three months ended
June 30, 2001 was $2.9 million, compared to $2.6 million for the three months ended June 30, 2000, representing an increase of 13%. For the six months ended June 30, 2001, data processing and communications expense was $6.1 million compared to $4.3 million for the six months ended June 30, 2000, representing an increase of 41%. Data processing and communications expense includes costs related to market data services, transaction processing and telephone and other communication charges, which have increased as a result of expanding our operations and as a result of our mergers. Additionally, as a result of closing our merger with SoundView on January 31, 2000, our results of operations for the six months ended June 30, 2000 only includes five months of costs from SoundView as compared to the first six months of 2001, which includes a full six months of expenses. We are currently in the process of consolidating the various market data service contracts that were acquired in our merger with E*OFFERING, and expect the related expenses to decrease once the consolidation is complete.

    Marketing and business development expense for the three months ended
June 30, 2001 was $3.1 million, compared to $4.6 million for the three months ended June 30, 2000, representing a decrease of 33%. For the six months ended June 30, 2001, marketing and business development expense was $6.3 million compared to $7.6 million for the six months ended June 30, 2000, representing a decrease of 18%. Marketing and business development expense consists primarily of travel, entertainment and costs associated with hosting our technology-focused conferences. The decrease from 2000 to 2001 is attributable primarily to advertising costs incurred in 2000 in connection with our merger with SoundView completed in January 2000. In the future, we would expect these expenses to fluctuate to the extent we modify our marketing efforts in response to changing market conditions.

    Occupancy expense for the three months ended June 30, 2001 was $4.4 million, compared to $1.1 million for the three months ended June 30, 2000, representing an increase of 307%. For the six months ended June 30, 2001, occupancy expense was $7.6 million compared to $1.9 million for the six months ended June 30, 2000, representing an increase of 306%. Occupancy expense includes costs related to leasing office space in New York, Stamford and San Francisco and the increase reflects our growth and need for expanded office facilities. We expect occupancy expense to increase as we continue to consolidate our office facilities into long-term facility solutions.

    Depreciation and amortization expense for the three months ended June 30, 2001 was $3.0 million, compared to $1.5 million for the three months ended
June 30, 2000, representing an increase of 98%. For the six months ended
June 30, 2001, depreciation and amortization expense was $5.8 million, compared to $2.8 million for the six months ended June 30, 2000, representing an increase of 107%. Depreciation and amortization expense consists primarily of depreciation and amortization of furniture, equipment and leasehold improvements and amortization of computer software. The increase in depreciation and amortization reflects the increased investment we have made in technology, equipment and facilities as well as the additional facilities and equipment acquired in our mergers with SoundView and E*OFFERING.

    Professional services expense for the three months ended June 30, 2001 was $1.9 million, compared to $2.2 million for the three months ended June 30, 2000, representing a decrease of 12%. For the six months ended June 30, 2001, professional services expense was $4.4 million compared to $4.5 million for the six months ended June 30, 2000, representing a decrease of 2%. Professional services expense includes legal, consulting, accounting, and recruiting fees. The decrease from 2000 to 2001 is attributable to fewer consultants' fees, offset by an increase in costs incurred in connection with defending ourselves in litigation. Professional services expense also includes costs related to our strategic relationships with the Gartner Group and the Giga Group, which allow us access to their products and services.

    Technology development expense for the three months ended June 30, 2001 was $532,000, compared to $1.5 million for the three months ended June 30, 2000, representing a decrease of 66%. For the six months ended June 30, 2001, technology expense was $854,000, compared to $2.6 million for the six months ended June 30, 2000, representing a decrease of 67%. Comparing the three and six months ended June 30, 2001 to the three and six months ended June 30, 2000, this expense decreased as a result of the discontinuance of our online brokerage operations to which these costs primarily related in the first half of 2000.

    During the six months ended June 30, 2000, we wrote-off $1.3 million in computer software and equipment related to our planned after-hours trading system. In December 1999, in light of the rapidly changing environment for after-hours trading and alternative trading systems we wrote-down the majority of computer software and hardware that we had developed or purchased to operate a planned after-hours trading system. Management estimated the fair value of the assets remaining by determining which assets were utilizable in other areas of the business as well as estimating the potential future cash inflows that might be received from the sale or licensing of part or all of the developed technology. In the first quarter of 2000, as a result of information that became available to us regarding redeployment of the remaining assets, we wrote-off an additional $1.3 million of capitalized costs representing management's estimate of the impairment in the value of the remaining assets.

    In the six months ended June 30, 2001, we recorded a lease loss of $9.8 million related to our lease commitment for an unused portion of our office space in San Francisco, California. We anticipate subleasing this space by January 2002, but at a market rate significantly lower than our lease rate.

    In June 2001, the Company recorded a charge of approximately $5.6 million related to the restructuring of WCE's operations, which was completed in early July 2001. The charge primarily includes severance and other costs associated with downsizing and re-focusing WCE's operations. Going forward, WCE's focus will center on providing technology focused research to the Company's U.S. institutional clients and providing limited investment banking services to European clients.

    Other expenses for the three months ended June 30, 2001 were $1.5 million, compared to $2.8 million for the three months ended June 30, 2000, representing a decrease of 46%. For the six months ended June 30, 2001, other expenses was $3.4 million, compared to $4.2 million for the six months ended June 30, 2000, representing a decrease of 19%. Other expenses includes costs for office supplies, insurance, subscriptions, registrations and other general administrative expenses. In 2000, the Company incurred expenses related to certain of its investments that did not recur in 2001, contributing to the overall decrease in 2001. Additionally, the decrease in headcount from 2000 to 2001 reduced registration and other employee-related expenses.

OTHER

    Equity in net loss of affiliates for the three months ended June 30, 2001 decreased to $4.3 million from $4.5 million for the three months ended June 30, 2000, representing a decrease of 4%. For the six months ended June 30, 2001, equity in net loss of affiliates was $9.6 million compared to $6.2 million for the six months ended June 30, 2000, representing an increase of 55%. Equity in net loss of affiliates represents our proportional share of the losses incurred by Wit Capital Japan ("WCJ") and WCE, until February 15, 2001, based on our ownership interest in each entity. On February 16, 2001, we participated in a rights offering to purchase additional shares in WCE. We purchased approximately
8.77 billion shares for an aggregate purchase price of approximately
$8.2 million, increasing our ownership percentage from 49% to a controlling interest of 81.57%. From February 16, 2001 to June 30, 2001, our results reflect the consolidation of WCE's operations into our financial statements. We anticipate incurring additional losses related to our investment in WCE in future quarters, which will be reflected on a consolidated basis with our results going forward.

    For the six months ended June 30, 2000, WCJ and WCE were in the process of strategic planning and hiring key personnel to develop our international operations. The increase in expense from the first six months of 2000 to the first six months of 2001 is attributable to measures we have taken to align our international operations with our U.S. focus and the opportunities that exist in each marketplace. Accordingly, equity in net loss of affiliates for the quarter ended June 30, 2001 includes a charge for discontinuance of brokerage operations in WCJ of $2.3 million. The ability of WCJ to generate revenues is dependent on a number of factors including the economic condition of the markets in which it operates. This entity may experience slow growth as a result of unfavorable market conditions or other factors specific to the environments in which it operates. We anticipate incurring additional losses related to our equity investment in WCJ in the future as it continues to develop its operations and we explore alternatives for monetizing our investment, as we do not believe that WCJ will positively contribute to our earnings in the foreseeable future. We do not intend to invest any further in WCJ and this may limit its ability to continue in business if it is not able to develop an independent source of revenue.

LIQUIDITY AND CAPITAL RESOURCES

    During June 1999, we completed an initial public offering in which we issued 8,740,000 shares at $9.00 per share. We received approximately $72.8 million in cash proceeds, net of underwriting discounts and offering costs. From 2000 to mid 2001, we satisfied our cash requirements through generating cash in our operations as well as from cash balances raised through our IPO and from our merger with SoundView. We believe that our existing cash balances will be sufficient to meet anticipated cash requirements for at least the next twelve months. We may, nonetheless, seek additional financing to support our activities during the next twelve months or thereafter, including additional public offerings of our company stock. There can be no assurance, however, that additional capital will be available on reasonable terms, if at all, when needed or desired.

    Net cash used in operating activities was $14.2 million for the six months ended June 30, 2001, compared to $35.8 million in net cash provided from operating activities during the same period in the preceding year. Cash used in operating activities for the six months ended June 30, 2001 was primarily from a net loss of $290.4 million, non-cash adjustments of $282.4 million, a cumulative translation loss adjustment of $2.8 million, a net decrease in operating assets of $91.6 million, offset by a net decrease in operating liabilities of $95.0 million. Net cash provided by operating activities for the six months ended June 30, 2000 was primarily from net income of $9.8 million, non-cash adjustments of $35.9 million, a net increase in operating assets of $56.6 million, offset by a net increase in operating liabilities of $46.8 million.

    Cash used in investing activities was $15.4 million for the six months ended June 30, 2001, compared to $49.8 million provided by investing activities for the six months ended June 30, 2000. Cash used in investing activities for the six months ended June 30, 2001 was primarily the result of an additional investment in WCE of $8.2 million, purchases of furniture, equipment and leasehold improvements of $5.8 million and purchases of computer software of $827,000. Net cash provided by investing activities for the six months ended June 30, 2000 was primarily for net purchases and sales of short-term investments of $74.1 million, the acquisition of SoundView for $6.8 million (net of cash received), an additional investment in WCJ of $10.5 million, purchases of furniture, equipment and leasehold improvements of $5.1 million and purchases of computer software of $1.9 million.

    Net cash used in financing activities was $2.4 million for the six months ended June 30, 2001, compared to net cash provided by financing activities of $3.6 million for the six months ended June 30, 2000. Net cash used in financing activities for the six months ended June 30, 2001 resulted primarily from repurchases of common stock of $7.0 million offset by $3.9 million in proceeds received from the issuance of common stock for exercise of options and warrants. Net cash provided by financing activities for the six months ended June 30, 2000 resulted primarily from $3.6 million in proceeds and related tax benefits received from the issuance of common stock for exercise of options and warrants.

    On February 16, 2001, in addition to making an additional $8.2 million investment in WCE, we entered into a short-term subordinated loan agreement with Wit SoundView Europe Limited ("WSVEL"), a wholly-owned subsidiary of WCE. The maximum available to WSVEL under the agreement is approximately $6.6 million, and any outstanding balance under the agreement bears interest at a rate of 8% per annum. As of June 30, 2001, WSVEL had drawn down approximately $4.4 million pursuant to the terms of this agreement. Additionally, on July 5, 2001, WCE completed a corporate reorganization and changed its name to Wit SoundView Europe Group PLC ("WSVEG"). In July 2001, our company entered into a long-term loan agreement with WSVEG. The maximum available to WSVEG under the agreement is approximately $9.2 million, and any outstanding balance under the agreement bears interest at a rate of 8% per annum. As of July 31, 2001, WSVEG had drawn down approximately $5.0 million pursuant to the terms of this agreement.

    On May 21, 2001, the Company received approximately $17.3 million in connection with its investment in enba. Depending on the absence of certain occurrences, the Company may receive an additional $3.6 million over the next 15 months.

NEW ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141") and No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142"). SFAS
No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition, requiring that the purchase method of accounting be used in all business combinations initiated after June 30, 2001. The Company does not believe that the adoption of SFAS No. 141 will have a material impact on the Company's consolidated financial statements.

    SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. The statement provides that assets which have indefinite useful lives will not be amortized, but rather will be tested at least annually for impairment and establishes specific guidelines for the testing of such assets. SFAS No. 142 allows for intangible assets with finite useful lives to continue to be amortized over their useful lives, but provides that those lives will no longer be limited to 40 years. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. We believe that the adoption of SFAS No. 142 will have a material impact on its results of operations beginning in January 2002, when the Company ceases amortizing the remaining carrying value of the goodwill and tradename intangible asset related to SoundView, both of which have indefinite useful lives. Accordingly, commencing in January 2002, amortization expense for these items will no longer be included in our computations of earnings per share. The goodwill and tradename intangible assets, with carrying values at June 30, 2001 of $185.8 million and $2.2 million, respectively, are currently amortized at a rate of $10.1 million annually. At June 30, 2001, we do not anticipate any impairment charges resulting from the adoption of SFAS No. 142.

RECENT DEVELOPMENTS

    On July 24, 2001, our Company filed a Schedule TO, Tender Offer Statement Under Section 14(d)(1) or 13(e)(1) of the Securities Exchange Act of 1934, offering employees the opportunity to exchange up to 24.9 million eligible outstanding options with exercise prices of $5.00 or more into 6.6 million shares of restricted stock which would vest over a three year period commencing September 1, 2001. The tender offer expires on August 22, 2001.

    During the first quarter of 2001, we signed a lease for office space located in Old Greenwich, Connecticut, which will replace our New York office as our main headquarters. The consolidation and relocation of our Stamford and New York offices is scheduled for the third quarter of 2001. We are currently actively seeking to sublease our current office space in New York and Stamford. The Company expects to record a further loss provision of approximately $8 million in the third quarter related to this consolidation and relocation.

    On August 8, 2001, we changed our name to SoundView Technology Group, Inc.

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

ITEM 2--CHANGES IN SECURITIES AND USE OF PROCEEDS

    On January 22, 2001, our Board of Directors approved a 2 million share repurchase of our common stock which was effected through market and private transactions, and was completed on May 15, 2001 at an average cost of $2.73 per share. Most recently, on April 19, 2001 our Board of Directors approved an additional 5 million share repurchase of which we have repurchased 1 million shares as of June 30, 2001 at an average cost of $2.68 per share.

ITEM 3--DEFAULT UPON SENIOR SECURITIES

    None

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held its Annual Meeting of Stockholders on May 23, 2001. Following is a description of the matter voted on and the results of such meeting:

    The election of three directors to serve until 2004.

                                                           FOR       ABSTENTIONS
                                                        ----------   -----------
Mark F. Loehr.........................................  60,983,035     434,119
John H.N. Fisher......................................  60,927,599     489,555
Gilbert C. Maurer.....................................  61,005,305     411,849

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

    - increasing competitive pressures; and

    - increased volatility in the capital markets.

    Additional information regarding these and other important factors that could cause actual results to differ from those in the Company's forward-looking statements is contained in the Company's Current Report on Form 8-K filed with the SEC on August 14, 2001. The Company hereby incorporates by reference those risk factors into this Form 10-Q. Other additional information regarding important factors that cause results to differ from those in the Company's forward looking statements are contained in the Company's periodic filings with the Securities & Exchange Commission.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

        None

    (b) Reports on Form 8-K:

    On June 5, 2001, the Company filed a current report on Form 8-K filing the audited financial statements of E*OFFERING Corp. and subsidiary as of and for the year ended September 30, 2000 and as of September 30, 1999 and for the period from November 13, 1998 (Inception) to September 30, 1999 and filing pro forma condensed combined financial information for the year ended December 31, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2001                                  WIT SOUNDVIEW GROUP, INC.

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