Form 10-Q
period 2001-09-30
SOUNDVIEW TECHNOLOGY GROUP INC
filed 2001-11-14
CIK 1071620

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                         COMMISSION FILE NUMBER 0-26225

                            ------------------------

                        SOUNDVIEW TECHNOLOGY GROUP, INC.

             (exact name of registrant as specified in its charter)

                DELAWARE                                               13-3900397
    (State or Other Jurisdiction of                           (I.R.S. Employer Industrial
     Incorporation or Organization)                              Identification Number)

1700 E. PUTNAM AVENUE, OLD GREENWICH, CT                                 06870
(Address of Principal Executive Offices)                               (Zip Code)

                                 (203) 321-7000

                (Registrant's Telephone Number, including Area Code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days: Yes /X/ No / /

    As of November 7, 2001, there were 102,638,225 shares of the Registrant's common stock outstanding and 11,666,666 shares of the Registrant's Class B common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        SOUNDVIEW TECHNOLOGY GROUP, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                               TABLE OF CONTENTS
                         PART I--FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Statements of Financial Condition as
         of September 30, 2001 and December 31, 2000.................      3

         Condensed Consolidated Statements of Operations for the
         three and nine months ended September 30, 2001 and 2000.....      4

         Condensed Consolidated Statements of Cash Flows for the nine
         months ended September 30, 2001 and 2000....................      5

         Notes to Condensed Consolidated Financial Statements........      6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................     11

Item 3.  Quantitative and Qualitative Disclosure about Market Risk...     19

                          PART II--OTHER INFORMATION

Item 1.  Legal Proceedings...........................................     20

Item 2.  Changes in Securities and Use of Proceeds...................     21

Item 3.  Default upon Senior Securities..............................     21

Item 4.  Submission of Matters to a Vote of Security Holders.........     21

Item 5.  Other Information...........................................     22

Item 6.  Exhibits and Reports on Form 8-K............................     22

         Signatures..................................................     23

                                     PART I

ITEM 1--CONSOLIDATED FINANCIAL STATEMENTS

               SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
                                                               (UNAUDITED)
                           ASSETS
CASH AND CASH EQUIVALENTS...................................  $134,730,518    $184,788,892
RECEIVABLE FROM CLEARING BROKER.............................    46,116,508      96,664,731
SECURITIES OWNED, at market or fair value...................     5,658,562       9,170,897
INVESTMENT BANKING FEES RECEIVABLE..........................     4,047,276      13,507,616
INVESTMENTS.................................................    31,532,416      50,055,639
INVESTMENTS IN AFFILIATES...................................     2,300,000      21,341,809
INTANGIBLE ASSETS, net of accumulated amortization of
  $27,453,242 and $25,176,159 at September 30, 2001 and
  December 31, 2000, respectively
    Goodwill................................................   183,286,318     401,744,007
    Strategic alliance agreement............................            --      82,991,667
    Institutional client relationships......................    58,408,340      61,464,587
    Other...................................................     6,294,439       8,096,942
FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net of
  accumulated depreciation and amortization of $14,899,318
  and $9,294,769 at September 30, 2001 and December 31,
  2000, respectively........................................    16,867,479      19,745,402
COMPUTER SOFTWARE, net of accumulated amortization of
  $756,528 and $166,845 at September 30, 2001 and
  December 31, 2000, respectively...........................     1,048,916       1,178,473
PREPAID EXPENSES............................................     2,726,608       3,287,777
DEFERRED TAX AND OTHER ASSETS...............................    55,163,515      43,694,155
                                                              ------------    ------------
Total assets................................................  $548,180,895    $997,732,594
                                                              ============    ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Securities sold but not yet purchased, at market value....  $    186,204    $    357,359
  Accounts payable and accrued expenses.....................    16,723,921      15,053,362
  Accrued compensation......................................    24,278,208     129,050,585
  Deferred tax liabilities..................................    30,597,773      51,597,127
  Other liabilities.........................................    21,451,270       7,021,564
                                                              ------------    ------------
    Total liabilities.......................................    93,237,376     203,079,997
                                                              ------------    ------------
STOCKHOLDERS' EQUITY:
  Preferred Stock, $.001 par value, 30,000,000 shares
    authorized, no shares outstanding at September 30, 2001
    and December 31, 2000...................................            --              --
  Common Stock, $.01 par value, 500,000,000 shares
    authorized, 120,943,073 and 111,060,242 shares issued at
    September 30, 2001 and December 31, 2000,
    respectively............................................     1,209,430       1,110,602
  Common Stock, Class B, $.01 par value, 75,000,000 shares
    authorized, 11,666,666 shares issued and outstanding at
    September 30, 2001 and December 31, 2000................       116,667         116,667
  Additional paid-in capital................................   913,356,745     897,103,173
  Accumulated deficit.......................................  (379,097,374)    (56,423,230)
  Notes receivable from stockholders........................   (12,150,983)    (15,275,896)
  Deferred compensation.....................................   (22,203,810)    (19,698,951)
  Cumulative translation adjustment.........................    (2,256,472)             --
  Treasury Stock, at cost, 17,179,111 and 2,095,788 shares
    at September 30, 2001 and December 31, 2000,
    respectively............................................   (44,030,684)    (12,279,768)
                                                              ------------    ------------
    Total stockholders' equity..............................   454,943,519     794,652,597
                                                              ------------    ------------
    Total liabilities and stockholders' equity..............  $548,180,895    $997,732,594
                                                              ============    ============

 The accompanying notes are an integral part of these consolidated statements.

               SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                                  --------------------------   ----------------------------
                                                      2001          2000           2001            2000
                                                  ------------   -----------   -------------   ------------
                                                         (UNAUDITED)                   (UNAUDITED)
REVENUES:
  Investment banking............................  $  4,328,054   $33,617,252   $  23,109,454   $148,124,247
  Brokerage.....................................    31,607,095    37,414,259     101,034,578    112,841,376
  Interest and investment income................     2,162,001     3,143,060       8,439,366      7,790,572
  Asset management fees.........................     1,866,653     4,955,520       6,097,441     12,603,383
  Gain (loss) on investments....................    (2,393,588)    1,725,417      (6,543,133)     2,372,734
  Other income..................................            --            --              --       (155,140)
                                                  ------------   -----------   -------------   ------------
    Total revenues..............................    37,570,215    80,855,508     132,137,706    283,577,172
                                                  ------------   -----------   -------------   ------------
EXPENSES:
  Compensation and benefits.....................    30,020,382    40,520,911      94,919,414    161,168,036
  Amortization of intangible assets and
    goodwill....................................     4,758,767     4,124,100      37,187,267     10,997,600
  Impairment of intangible and other assets.....    11,191,073            --     260,920,149             --
  Brokerage and clearance.......................     5,477,589     6,270,612      16,567,452     19,029,068
  Data processing and communications............     2,658,353     2,282,674       8,785,232      6,623,694
  Marketing and business development............     2,579,110     3,625,168       8,865,768     11,246,802
  Occupancy.....................................     3,095,065     1,141,157      10,694,058      3,010,727
  Depreciation and amortization.................     2,584,390     1,666,317       8,334,666      4,443,853
  Professional services.........................     2,226,131     2,267,607       6,600,663      6,745,966
  Technology development........................       506,755     1,454,590       1,360,946      4,044,791
  Discontinuance of retail brokerage
    operations..................................            --    11,605,401              --     11,605,401
  Write-off of computer software and
    equipment...................................            --            --              --      1,339,772
  Loss from consolidation of office space.......    11,968,733            --      21,761,905             --
  Restructuring costs...........................            --            --       5,565,667             --
  Other expenses................................     6,861,469     2,427,976      10,212,710      6,587,110
                                                  ------------   -----------   -------------   ------------
    Total expenses..............................    83,927,817    77,386,513     491,775,897    246,842,820
                                                  ------------   -----------   -------------   ------------
Income (loss) before income taxes, equity in net
  loss of affiliates and minority interest......   (46,357,602)    3,468,995    (359,638,191)    36,734,352
Provision (benefit) for income taxes............   (14,765,700)    2,492,680     (45,725,994)    19,784,235
                                                  ------------   -----------   -------------   ------------
Income (loss) before equity in net loss of
  affiliates and minority interest..............   (31,591,902)      976,315    (313,912,197)    16,950,117
  Equity in net loss of affiliates..............      (878,378)   (6,982,963)    (10,477,927)   (13,173,722)
  Minority interest in net loss of subsidiary...       217,842            --       1,715,733             --
                                                  ------------   -----------   -------------   ------------
Net income (loss)...............................  $(32,252,438)  $(6,006,648)  $(322,674,391)  $  3,776,395
                                                  ============   ===========   =============   ============
Net income (loss) per share:
  Basic.........................................  $      (0.30)  $     (0.08)  $       (2.96)  $       0.05
  Diluted.......................................  $      (0.30)  $     (0.08)  $       (2.96)  $       0.04
Weighted average shares used in the computation
  of net income (loss) per share:
  Basic.........................................   105,841,534    79,903,946     109,003,767     77,446,328
  Diluted.......................................   105,841,534    79,903,946     109,003,767     98,243,967

 The accompanying notes are an integral part of these consolidated statements.

               SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                              ----------------------------
                                                                  2001            2000
                                                              -------------   ------------
                                                                      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $(322,674,391)  $  3,776,395
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities--
      Deferred tax expense (benefit)........................    (45,311,702)    10,604,053
      Depreciation and amortization.........................     45,521,933     15,441,453
      Equity in net loss of affiliates......................     12,775,754     13,173,722
      Non-cash charges related to discontinuance of
       brokerage operations.................................             --      2,630,255
      Impairment of intangible and other assets.............    260,920,149             --
      Non-cash restructuring charges........................      1,090,000             --
      Write-off of computer software and equipment..........             --      1,339,772
      Loss from consolidation of office space...............     21,316,906             --
      Compensation expense on restricted stock awards.......      9,732,614      6,219,199
      Tax benefit from non-qualified stock option
       exercises............................................             --     (7,083,424)
      Cumulative translation adjustment.....................     (2,256,472)            --
  (Increase) decrease in operating assets--
    Receivable from clearing broker.........................     50,548,223    (37,784,709)
    Securities owned........................................      3,512,335      6,658,271
    Investment banking fees receivable......................      9,460,340       (436,946)
    Investments.............................................     18,523,223     (4,516,196)
    Prepaid expenses........................................        561,169        101,569
    Deferred tax and other assets...........................     13,440,924    (16,429,125)
  Increase (decrease) in operating liabilities--
    Securities sold but not yet purchased...................       (171,155)       353,109
    Accounts payable and accrued expenses...................      1,370,599    (40,386,916)
    Accrued compensation....................................   (104,772,377)    73,828,435
    Other liabilities.......................................      8,515,736     (4,078,689)
                                                              -------------   ------------
         Net cash provided by (used in) operating
          activities........................................    (17,896,192)    23,410,228
                                                              -------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments.........................             --    (37,427,651)
Sale of short-term investments..............................             --    141,393,616
Acquisition of SoundView, net of cash received..............             --     (6,773,571)
Investments in subsidiaries and affiliates..................     (8,159,049)   (18,919,083)
Computer software purchased.................................       (998,127)    (2,452,094)
Payments for purchases of furniture, equipment and leasehold
  improvements..............................................    (15,470,964)    (6,561,600)
                                                              -------------   ------------
         Net cash provided by (used in) investing
          activities........................................    (24,628,140)    69,259,617
                                                              -------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of notes receivable from stockholders..........        713,752        292,196
  Repurchases of common stock...............................    (10,912,834)      (250,000)
  Proceeds from issuance of common stock....................      2,665,040     11,190,965
                                                              -------------   ------------
         Net cash provided by (used in) financing
          activities........................................     (7,534,042)    11,233,161
                                                              -------------   ------------
         Net increase (decrease) in cash and cash
          equivalents.......................................    (50,058,374)   103,903,006
Cash and cash equivalents, beginning of period..............    184,788,892     12,447,885
                                                              -------------   ------------
Cash and cash equivalents, end of period....................  $ 134,730,518   $116,350,891
                                                              =============   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for--
      Taxes.................................................  $   2,381,438   $ 12,992,277
NON-CASH TRANSACTIONS:
  Treasury stock received from restructuring of Strategic
    Alliance Agreement......................................     19,405,655             --
  Issuances of common stock to stockholders for notes
    receivable..............................................             --      7,979,688
  Repurchase of common stock for note receivable............        996,827       (187,494)
  Investment in enba plc for common stock...................             --     30,996,834
  Issuances of restricted stock to employees, net of
    forfeitures.............................................     10,892,654     18,628,489
Acquisition of SoundView Technology Group, Inc.
  Fair value of net assets acquired, net of cash received...             --     44,431,499
  Intangible assets and goodwill............................             --    275,857,420
  Issuance of common stock..................................             --    291,003,482
  Deferred tax assets.......................................             --     16,770,000
  Deferred tax liabilities..................................             --     32,465,000

 The accompanying notes are an integral part of these consolidated statements.

               SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2001 AND 2000

1. ORGANIZATION AND BASIS OF PRESENTATION

    SoundView Technology Group, Inc. (the "Company") was incorporated on March 27, 1996 and commenced operations in September 1997. On August 8, 2001, the Company changed its name from Wit SoundView Group, Inc. to SoundView Technology Group, Inc. The accompanying unaudited consolidated financial statements include the accounts of STG and its wholly-owned subsidiaries, SoundView Technology Corporation ("STC", formerly Wit SoundView Corporation), Wit Capital Corporation ("WCC"), SoundView Technology Group PLC ("STGE", formerly Wit SoundView Europe Group PLC), SoundView Asset Management, Inc., SoundView Capital Management, Inc. and SoundView Ventures Corp. (formerly Wit SoundView Ventures Corp.) All material intercompany balances and transactions have been eliminated in consolidation.

    The Company is an investment banking firm focused exclusively on the technology sector and offers a strong complement of investment banking services, including public offerings, M&A advisory and private equity placements. The Company produces comprehensive sell-side research on 250 technology companies. The Company's brokerage operations provide a variety of sales and trading services to institutional investors. Through the Company's venture capital operations, it has established and currently manages a number of venture capital funds that provide investors with the opportunity to participate in technology and Internet related investments.

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

    SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. The statement provides that assets which have indefinite useful lives will not be amortized, but rather will be tested at least annually for impairment and establishes specific guidelines for the testing of such assets. SFAS No. 142 allows for intangible assets with finite useful lives to continue to be amortized over their useful lives, but provides that those lives will no longer be limited to 40 years. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. Accordingly, beginning in January 2002, the Company will cease amortizing the remaining carrying value of the goodwill and tradename intangible assets related to Wit Capital
Group, Inc.'s merger with SoundView Technology Group, Inc. ("SoundView"), both of which have

               SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                          SEPTEMBER 30, 2001 AND 2000

2. NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED) indefinite useful lives, and the amortization expense for these items will no longer be included in the Company's computations of earnings per share. The goodwill and tradename intangible assets, with carrying values at September 30, 2001 of $183.3 million and $2.2 million, respectively, are currently amortized at a rate of $10.1 million annually. As of September 30, 2001, the Company does not anticipate any impairment charges resulting from the adoption of SFAS
No. 142.

3. NET INCOME (LOSS) PER SHARE

    The following table sets forth the calculation of shares used in the computation of basic and diluted net income (loss) per share:

                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                   SEPTEMBER 30,              SEPTEMBER 30,
                                              ------------------------   ------------------------
                                                 2001          2000         2001          2000
                                              -----------   ----------   -----------   ----------
Shares used in computations:
  Weighted average common shares used in
    computation of basic net income (loss)
    per share...............................  105,841,534   79,903,946   109,003,767   77,446,328
  Dilutive effect of common stock
    equivalents.............................           --           --            --   20,797,639
                                              -----------   ----------   -----------   ----------
  Weighted average common shares used in
    computation of diluted net income (loss)
    per share...............................  105,841,534   79,903,946   109,003,767   98,243,967
                                              ===========   ==========   ===========   ==========

    Because the Company reported a net loss for the three and nine month periods ended September 30, 2001 and the three month period ended September 30, 2000, the calculations of diluted earnings per share in those periods do not include options, warrants and common stock collateralizing the notes receivable from stockholders, as they are anti-dilutive and would result in a reduction of net loss per share. If the Company had reported net income, there would have been an additional 2,807,000 shares for the three month period ended September 30, 2001, an additional 7,200,812 shares for the nine month period ended September 30, 2001 and an additional 17,914,261 shares for the three month period ended September 30, 2000 included in the calculation of diluted earnings per share.

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

    As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has accounted for options granted to employees using the intrinsic value method prescribed by Accounting Practice Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company

               SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                          SEPTEMBER 30, 2001 AND 2000

4. STOCK OPTION PLAN (CONTINUED)
has granted options with exercise prices that are equal to or greater than management's estimate of the fair value of such common stock at the date of grant, and accordingly, the Company has recorded no related compensation expense. For restricted stock issued with future service requirements, compensation expense is recognized over the relevant vesting period.

    On August 29, 2001, in connection with a schedule TO (Tender Offer Statement), the Company issued approximately 5.1 million shares of restricted stock to employees in exchange for the cancellation of approximately 19 million options with exercise prices greater than $5.00. The restricted stock vests over three years and the Company is recording the corresponding compensation expense ratably over the vesting period. Considering the effect of this exchange offer and other stock option activity during the quarter, as of September 30, 2001, the Company has 16,735,035 outstanding options with a range of exercise prices between $0.35 and $34.88 per share and a weighted average exercise price of $3.17.

5. WARRANTS

    As of September 30, 2001, the Company has 5,750,555 outstanding warrants with a range of exercise prices between $1.43 and $5.57. These warrants are exercisable for 113,260 shares of common stock and 5,637,295 shares of Class B common stock.

6. LOSS FROM CONSOLIDATION OF OFFICE SPACE

    For the three months ended September 30, 2001, the Company recorded a loss from consolidation of office space of approximately $12 million related to the write off of leasehold improvements, furniture and equipment related to the Company's relocation from New York and Stamford to its new location in Old Greenwich. Additionally, this charge includes an adjustment to the estimated reserve for the Company's lease commitment for an unused portion of its office space in San Francisco, California, that is being held for sublease at a lower rate than the lease rate.

7. SOUNDVIEW TECHNOLOGY GROUP EUROPE

    On February 16, 2001, the Company entered into a short-term subordinated loan agreement with SoundView Technology Limited ("STGL"), a wholly-owned subsidiary of STGE. The maximum available to STGL under the agreement is approximately $6.6 million, and any outstanding balance under the agreement bears interest at a rate of 8% per annum. As of September 30, 2001, STGL had drawn down approximately $4.4 million pursuant to the terms of this agreement.

    Additionally, in July 2001, the Company entered into a long-term loan agreement with STGE. The maximum available to STGE under the agreement is approximately $9.2 million, and any outstanding balance under the agreement bears interest at a rate of 8% per annum. As of September 30, 2001, STGE had drawn down approximately $5.0 million pursuant to the terms of this agreement.

8. IMPAIRMENT LOSS

    For the three months ended September 30, 2001, the Company recorded an impairment loss of $11.2 million related to its investment in Wit Capital Japan, Inc. This loss represents the difference between the carrying value of the Company's investment and the estimated proceeds the Company

               SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                          SEPTEMBER 30, 2001 AND 2000

8. IMPAIRMENT LOSS (CONTINUED)
expects to receive upon sale of the Company's interest in the entity, which is expected to occur in November 2001.

9. CONTINGENCIES

    The Company is currently subject to claims and legal proceedings arising in the normal course of its business. In the opinion of management, the resolution of such claims and legal proceedings should not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

10. INCOME TAXES

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

    The components of the Company's income tax expense (benefit) for the three and nine month periods ended September 30, 2001 and 2000 are as follows:

                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                 SEPTEMBER 30,                SEPTEMBER 30,
                                           --------------------------   --------------------------
                                               2001          2000           2001          2000
                                           ------------   -----------   ------------   -----------
Current:
  Federal................................  $   (198,608)  $  (260,711)  $   (198,608)  $  (166,884)
  State and local........................       (22,698)    6,077,130       (215,684)    9,347,066
                                           ------------   -----------   ------------   -----------
                                               (221,306)    5,816,419       (414,292)    9,180,182
                                           ------------   -----------   ------------   -----------
Deferred:
  Federal................................   (14,057,680)   (4,401,638)   (42,877,485)    6,690,516
  State and local........................      (486,714)    1,077,899     (2,434,217)    3,913,537
                                           ------------   -----------   ------------   -----------
                                            (14,544,394)   (3,323,739)   (45,311,702)   10,604,053
                                           ------------   -----------   ------------   -----------
                                           $(14,765,700)  $ 2,492,680   $(45,725,994)  $19,784,235
                                           ============   ===========   ============   ===========

    The Company's effective tax rate differs from the Federal statutory rate primarily due to the amortization of intangible assets and goodwill and state and local income taxes.

    The Company has recorded deferred tax assets of $50.1 million and $18.1 million as of September 30, 2001 and 2000 respectively, primarily related to net operating loss carryforwards. The Company has also recorded deferred tax liabilities of approximately $30.6 million primarily reflecting the difference between the financial reporting and tax basis of intangible assets acquired in the Company's merger with SoundView.

               SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                          SEPTEMBER 30, 2001 AND 2000

11. NET CAPITAL REQUIREMENTS

    STC and WCC are subject to the SEC's Uniform Net Capital Rule 15c3-1. STC's net capital, as defined, is required to be the greater of $250,000 or an amount determinable based on the market prices and number of securities in which STC acts as a market maker. As of September 30, 2001 and December 31, 2000, STC's net capital was $115,733,216 and $79,350,521, which was $115,158,216 and
$78,748,021 in excess of the minimum net capital requirements, respectively. WCC's net capital, as defined, is required to be the greater of $100,000 or the minimum net capital required based on aggregate indebtedness. As of September 30, 2001 and December 31, 2000, WCC's ratio of aggregate indebtedness to net capital was .17 to 1 and 1.95 to 1 and its net capital was $3,940,534 and $3,328,931, which was $3,840,534 and $2,895,980 in excess of the minimum net capital requirements, respectively.

12. OTHER COMPREHENSIVE INCOME

    Upon the acquisition of a controlling interest in STGE, the Company implemented the provisions of SFAS No. 130, "Reporting Comprehensive Income," which requires the Company to report the changes in stockholders' equity from all sources during the period other than those resulting from investments by shareholders. Revenues and expenses from the Company's subsidiary, STGE, are translated into U.S. dollars at average monthly exchange rates prevailing during the quarter. The resulting translation adjustment is as follows:

                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                 SEPTEMBER 30,                SEPTEMBER 30,
                                           --------------------------   --------------------------
                                               2001          2000           2001           2000
                                           ------------   -----------   -------------   ----------
Net income (loss)........................  $(32,252,438)  $(6,006,648)  $(322,674,391)  $3,776,395
Cumulative translation adjustment........       544,203            --      (2,256,472)          --
                                           ------------   -----------   -------------   ----------
Net comprehensive income (loss)..........  $(31,708,235)  $(6,006,648)  $(324,930,863)  $3,776,395
                                           ============   ===========   =============   ==========

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND BUSINESS

    SoundView Technology Group, Inc. (the "Company") was incorporated on
March 27, 1996 and commenced operations in September 1997. On August 8, 2001, the Company changed its name from Wit SoundView Group, Inc. to SoundView Technology Group, Inc. The accompanying consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries, SoundView Technology Corporation ("STC", formerly Wit SoundView Corporation) Wit Capital Corporation ("WCC"), SoundView Technology Group PLC ("STGE", formerly Wit Capital Europe Group PLC), SoundView Asset Management, Inc., SoundView Capital Management, Inc. and SoundView Ventures Corp. (formerly Wit SoundView Ventures Corp.).

    The Company is an investment banking firm focused exclusively on the technology sector. We offer a strong complement of investment banking services, including public offerings, M&A advisory and private equity placements. With one of the largest research teams in the sector, we produce comprehensive sell-side research on 250 technology companies. Our brokerage operations provide a variety of sales and trading services to institutional investors. We leverage our technology expertise through a sales force which has a comprehensive understanding of the complex and diverse technologies involved in technology-focused investing. Our venture capital operation, has established and currently manages a number of venture capital funds that provide investors with the opportunity to participate in technology and Internet related investments.

CURRENT MARKET ENVIRONMENT

    As an investment banking firm, our business and operations are affected by the U.S. and global economic environment and market conditions. The trends in the equity markets, and in particular the market for technology companies, significantly influences the strength of our business operations. We continue to operate under conditions that are unfavorable to potential public equity issuers, which commenced in 2000 and have worsened in 2001 as a result of continuing uncertainty regarding the extent of the economic slowdown and the events of September 11, 2001.

    The events of September 11, 2001 resulted in the closure of the U.S. Stock Markets for 4 days, during which time we earned no revenue from our brokerage operations. However, once the markets reopened our brokerage revenue returned to levels we were experiencing prior to September 11. As a result of continuing market uncertainty, we do not have clarity on when the public equity markets will re-open on terms acceptable to prospective issuers and when we will experience a related increase in revenue from public equity offerings. We continue to advise on private equity financings and well as merger and acquisition activity, but are still experiencing a slowdown in these areas.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AS
  COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES

    Total revenues for the three months ended September 30, 2001 were $37.6 million, compared to $80.9 million for the three months ended
September 30, 2000. The Company's total revenues for the nine months ended September 30, 2001 were $132.1 million compared to $283.6 million for the nine months ended September 30, 2000. This represents a 53% decrease in total reported revenues, primarily attributable to a decrease in investment banking revenue and to a lesser extent related to a decrease in brokerage revenue and asset management fees.

    Investment banking revenue for the three months ended September 30, 2001 was $4.3 million, compared to $33.6 million for the three months ended
September 30, 2000, representing a decrease of 87%. For the nine months ended September 30, 2001, investment banking revenue was $23.1 million compared to $148.1 million for the nine months ended September 30, 2000, representing a decrease of 84%. Investment banking revenue is primarily derived from the public offering of equity securities, and also from mergers and acquisitions, strategic advisory services and private equity offerings. The decrease in investment banking revenue in 2001 as compared to 2000 is attributable to unfavorable issuing conditions for technology companies, which includes lower market valuations and general market and economic uncertainty. The Company participated in a total of 16 securities offerings during the first nine months of 2001, 3 as co-manager and 13 as syndicate member compared to the first nine months of 2000 during which the Company participated in 127 securities offerings, 66 as co-manager and 61 as syndicate member. Of the 16 securities offerings the Company participated in during 2001, five were offered in the first quarter, eight were offered in the second quarter and 3 were offered in the third quarter compared to 61, 27 and 39 in the first, second and third quarters of 2000, respectively. While the stability of the public equity markets remains uncertain and mergers and acquisitions activity remains slow, we do not expect that investment banking revenue will increase significantly from levels achieved in prior quarters of 2001.

    Brokerage revenue for the three months ended September 30, 2001 was $31.6 million, compared to $37.4 million for the quarter ended September 30, 2000, representing a decrease of 16%. For the nine months ended September 30, 2001, brokerage revenue was $101 million compared to $112.8 million for the nine months ended September 30, 2000, representing a decrease of 10%. In the first nine months of 2000, revenues derived from brokerage operations related to our institutional equity and online, or individual trading operations. In connection with our merger with E*OFFERING Corp. in October 2000, we transferred all of our online accounts to E*TRADE Securities, Inc. and accordingly, for the nine months ended September 30, 2001, our total brokerage revenue is comprised solely of revenue from our institutional brokerage operations. For the three months ended September 30, 2000, our institutional and online operations contributed
$35.6 million and $1.8 million, respectively, to total brokerage revenue. For the nine months ended September 30, 2000, our institutional and online operations contributed $104.4 million and $8.4 million, respectively, to total brokerage revenue. Comparing the three and nine months ended September 30, 2001 to September 30, 2000, brokerage revenue has decreased as a result of lower trading revenue derived from our market making operations and the elimination of revenue derived from our online brokerage operations. As a result of the move to decimal trading in the Nasdaq Stock Market, which began for all stocks in April 2001, a narrowing of bid-ask spreads and smaller price increments are being experienced and are resulting in a decrease in trading revenue earned from our market making operations. Additionally, in September 2001, as a result of the events of September 11, we experienced a decline in revenues as a result of the market closure for four days. The decline in revenue we experienced in the third quarter of 2001 was offset by commissions of approximately $7 million earned on September 20, 2001, a day that we specifically earmarked for donation to the WTC relief efforts. Commissions earned on September 20, 2001 are not indicative of our normal daily commission levels and should not be used as a basis to measure future performance. Additionally, we can experience increases or decreases in brokerage revenue depending on market conditions and volatility.

    Interest and investment income for the three months ended September 30, 2001 was $2.2 million, compared to $3.1 million for the three months ended
September 30, 2000, representing a decrease of 31%. For the nine months ended September 30, 2001, interest and investment income was $8.4 million, compared to $7.8 million for the nine months ended September 30, 2000, representing an increase of 8%. We earn interest income from the investment of cash balances raised through financing activities and our ongoing operations until the funds are used in our business. During the third quarter of 2001 and 2000, our average month-end cash balances were $180.9 million and $178.5 million, respectively. During the first nine months of 2001 and 2000, our average month-end cash balances were $186.7 million and $173.3 million, respectively. Comparing the third quarter of 2001 to 2000, our interest and investment income decreased as a result of a earning a lower interest rate on our interest bearing balances. Comparing the nine months ended September 30, 2001 to 2000, interest income increased as a result of higher interest bearing cash balances offset by a lower interest rate environment.

    Asset management fees for the three months ended September 30, 2001 were $1.9 million compared to $5.0 million for the three months ended September 30, 2000, representing a decrease of 62%. For the nine months ended September 30, 2001, asset management fees were $6.1 million compared to $12.6 million for the nine months ended September 30, 2000, representing a decrease of 52%. This revenue is derived from management and syndication fees received from our series of venture capital funds, and from incentive royalties from hedge funds that were formerly managed by SoundView. The decrease in asset management fees for the three and nine month periods ended September 30, 2001 compared to 2000 is attributable primarily to a reduction in accrued incentive royalties as well as syndication fees received in 2000 related to our Dawntreader II series of venture capital funds.

    Gain (loss) on investments for the three months ended September 30, 2001 was a loss of $2.4 million, compared to a gain of $1.7 million for the three months ended September 30, 2000. For the nine months ended September 30, 2001, gain
(loss) on investments was a loss of $6.5 million, compared to a gain of $2.4 million for the nine months ended September 30, 2000. Gain (loss) on investments primarily consists of the net realized and unrealized investment gains and losses from the Company's investments in equity securities and investment partnerships focused on the technology sector. Comparing the three and nine months ended September 30, 2001 to the three and nine months ended September 30, 2000, the decrease in this revenue is primarily attributable to a decline in the value of the Company's contributions to leveraged employee investment funds. These investment funds invest primarily in privately held companies that are focused on the technology sector and may experience a decline in value related to market conditions for capital raising or other market conditions or industry factors. Based on current market conditions, we expect to recognize future losses related to our investments in these funds.

    Other income for the nine months ended September 30, 2000 consisted of a loss of $155,000 resulting from an adjustment to estimated advertising revenue related to the sale of banner advertisements on our website that had been recorded in 1999.

EXPENSES

    Compensation and benefits expense for the three months ended September 30, 2001 was $30 million, compared to $40.5 million for the three months ended September 30, 2000. For the nine months ended September 30, 2001, compensation and benefits expense was $94.9 million compared to $161.2 million for the nine months ended September 30, 2000. Compensation and benefits expense consists of salaries, bonuses and other benefits paid or provided to the Company's employees as well as expenses related to stock based compensation and severance. Comparing the three and nine months ended September 30, 2001 with the three and nine months ended September 30, 2000, the decrease in compensation and benefits expense primarily relates to lower incentive compensation accrued on lower revenues and a decrease in personnel from 469 as of September 30, 2000 to 344 as of September 30, 2001 offset by approximately $9.2 million in severance charges recorded in the third quarter of 2001 and $12.8 million in severance charges recorded for the nine months ended September 30, 2001. Our employee headcount of 469 as of September 30, 2000 referred to only our U.S. employee base, prior to acquiring a controlling interest in STGE. Our employee base of 344 as of September 30, 2001 is comprised of 322 U.S. employees and 22 employees of STGE. Although our headcount has fluctuated during the past year, the decrease in headcount resulted primarily from the discontinuance of our online brokerage operations and staff reductions due to market conditions. Compensation and benefits expense, as a percentage of total revenues was 80% and 72% for the three and nine months ended September 30, 2001, respectively, compared to 50% and 57% for the three and nine months ended September 30, 2000, respectively. The increase in compensation expense as a percentage of total revenues is primarily attributable to cash and stock based severance charges of $9.2 million and $12.8 million recorded for the three and nine month periods ended September 30, 2001, which represents 25% and 10% of total revenues during each of those periods, respectively. During the third quarter of 2001, we consolidated our New York and Stamford offices into one office located in Old Greenwich, Connecticut. As a result of this consolidation, headcount in the U.S. was reduced to approximately 300 by mid-October.

    Amortization of intangible assets and goodwill increased to $4.8 million for the three months ended September 30, 2001 from $4.1 million for the three months ended September 30, 2000. For the nine months ended September 30, 2001, amortization of intangible assets and goodwill was $37.2 million compared to $11.0 million for the nine months ended September 30, 2000. This expense relates to the amortization of intangible assets and goodwill related to Wit Capital Group, Inc.'s merger with SoundView Technology Group, Inc. ("SoundView") and our merger with E*OFFERING. Our merger with SoundView, which was completed on January 31, 2000, resulted in approximately $275 million in intangible assets and goodwill, the pro-rata amortization of which resulted in amortization of $4.1 million and $11.0 million for the three and nine months ended
September 30, 2000. Our merger with E*OFFERING, which resulted in approximately $304 million in intangible assets and goodwill, was completed on October 16, 2000. Accordingly, our results of operations for the three and nine months ended September 30, 2001 include the amortization expense for both of our mergers with SoundView and E*OFFERING compared to the three and nine months ended
September 30, 2000, which only includes amortization expense related to our merger with SoundView. Amortization expense for the three months ended
September 30, 2001 related to our merger with E*OFFERING was reduced from prior quarters as a result of the impairment charge discussed below as well as the restructuring of our strategic alliance with E*TRADE which resulted in a return of stock previously issued to E*TRADE and the corresponding reduction of the related intangible asset to zero. Additionally, as a result of these two items, as of September 30, 2001, the remaining balance of intangible assets and goodwill is all related to our merger with SoundView. Intangible assets and goodwill resulting from the SoundView merger will continue to be expensed on a straight-line basis over various periods ranging from three to 20 years through December 31, 2001. In January 2002, upon adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" (see "New Accounting Pronouncements") we will cease amortization of the SoundView goodwill and tradename intangible assets, with carrying values at September 30, 2001 of $183.3 million and $2.2 million, respectively, which are currently amortized at a rate of $10.1 million annually. Accordingly, based on the balances and amortization period of the remaining amortizable intangible assets at September 30, 2001, we expect amortization expense to decrease to approximately $6.4 million on an annualized basis in 2002. At September 30, 2001, the Company does not anticipate any impairment charges resulting from the adoption of SFAS No. 142.

    Impairment of intangible and other assets totaled $11.2 million for the three months ended September 30, 2001 and $260.9 million for the nine months ended September 30, 2001. Our Company's management reviews intangible and other assets for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. For the three months ended September 30, 2001, we recorded an impairment loss of $11.2 million related to our investment in Wit Capital Japan. This loss represents the difference between the carrying value of our investment and the estimated proceeds we expect to receive upon sale of our interest in the entity, which is expected to occur in November 2001. During the quarter ended June 30, 2001, in light of the current economic environment and market conditions, our Company performed an evaluation of its enterprise value to make a determination as to whether the recorded amounts of goodwill and intangible assets acquired in its mergers with SoundView and E*OFFERING were potentially impaired. As a result of this analysis, our Company's management determined that an adjustment was required to reduce the carrying value of the Company's goodwill and other intangible assets to their estimated fair value. After evaluating the projected future net cash flows related to our merger with E*OFFERING, it was determined that the goodwill and the strategic alliance agreement related to this merger were impaired. As a result, the Company recorded an impairment charge of $249.7 million in the quarter ended June 30, 2001. The charge was comprised of a write-off of the carrying value of the goodwill of $195.4 million, or $1.77 per share, and an adjustment to the carrying value of the strategic alliance agreement of $54.3 million, or $0.49 per share, based upon a valuation of discounted future net cash flows, to adjust both assets to their estimated fair values.

    Brokerage and clearance expense for the three months ended September 30, 2001 was $5.5 million, compared to $6.3 million for the three months ended September 30, 2000, representing a decrease of 13%. For the nine months ended September 30, 2001, brokerage and clearance expense was $16.6 million compared to $19.0 million for the nine months ended September 30, 2000, representing a decrease of 13%. This expense primarily consists of fees paid to independent floor brokers on the New York Stock Exchange for the execution of institutional customer agency business, as well as amounts paid to the Company's clearing broker for processing and clearing customers' trades. The decrease in brokerage and clearance expense resulted from decreased brokerage revenue and the elimination of expenses related to our online brokerage operations. We expect our brokerage and clearance expense to fluctuate to the extent we experience an increase or decrease in related commission revenue.

    Data processing and communications expense for the three months ended September 30, 2001 was $2.7 million, compared to $2.3 million for the three months ended September 30, 2000, representing an increase of 16%. For the nine months ended September 30, 2001, data processing and communications expense was $8.8 million compared to $6.6 million for the nine months ended September 30, 2000, representing an increase of 33%. Data processing and communications expense includes costs related to market data services, transaction processing and telephone and other communication charges, which have increased as a result of expanding our operations and as a result of our mergers. Additionally, as a result of closing our merger with SoundView on January 31, 2000, our results of operations for the nine months ended September 30, 2000 only includes eight months of costs from SoundView as compared to the first nine months of 2001, which includes a full nine months of expenses. We are currently in the process of consolidating the various market data service contracts as part of an ongoing cost reduction effort, and expect the related expenses to decrease once the consolidation is complete.

    Marketing and business development expense for the three months ended September 30, 2001 was $2.6 million, compared to $3.6 million for the three months ended September 30, 2000, representing a decrease of 29%. For the nine months ended September 30, 2001, marketing and business development expense was $8.9 million compared to $11.2 million for the nine months ended September 30, 2000, representing a decrease of 21%. Marketing and business development expense consists primarily of travel, entertainment and costs associated with hosting our technology-focused conferences. The decrease from 2000 to 2001 is attributable primarily to a decrease in advertising costs incurred in 2000 as well as a decrease in travel and entertainment expenses resulting from the market slowdown and to a lesser extent, the related reduction in headcount. In the future, we would expect these expenses to fluctuate to the extent we modify our marketing efforts in response to the changing business environment and market conditions.

    Occupancy expense for the three months ended September 30, 2001 was $3.1 million, compared to $1.1 million for the three months ended September 30, 2000, representing an increase of 171%. For the nine months ended September 30, 2001, occupancy expense was $10.7 million compared to $3.0 million for the nine months ended September 30, 2000, representing an increase of 255%. Occupancy expense includes costs related to leasing office space in New York, Stamford and San Francisco and the increase reflects our growth and need for expanded office facilities. During 2001, we have taken steps to consolidate our east coast operations into one location in Old Greenwich, Connecticut as well as consolidate our space in San Francisco. As we finalize these relocations, we expect occupancy expense to stabilize at a rate of approximately $2.5 million per quarter.

    Depreciation and amortization expense for the three months ended
September 30, 2001 was $2.6 million, compared to $1.7 million for the three months ended September 30, 2000, representing an increase of 55%. For the nine months ended September 30, 2001, depreciation and amortization expense was $8.3 million, compared to $4.4 million for the nine months ended September 30, 2000, representing an increase of 88%. Depreciation and amortization expense consists primarily of depreciation and amortization of furniture, equipment and leasehold improvements and amortization of computer software. The increase in depreciation and amortization reflects the increased investment we have made in technology, equipment and facilities as well as the additional facilities and equipment acquired in our mergers with SoundView and E*OFFERING.

    Professional services expense for the three months ended September 30, 2001 was $2.2 million, compared to $2.3 million for the three months ended
September 30, 2000, representing a decrease of 2%. For the nine months ended September 30, 2001, professional services expense was $6.6 million compared to $6.7 million for the nine months ended September 30, 2000, representing a decrease of 2%. Professional services expense includes legal, consulting, accounting, and recruiting fees. The decrease from 2000 to 2001 is attributable to fewer consultants' fees, offset by an increase in costs incurred in connection with defending ourselves in litigation. Professional services expense also includes costs related to our strategic relationships with the Gartner Group and the Giga Group, which allow us access to their products and services.

    Technology development expense for the three months ended September 30, 2001 was $507,000, compared to $1.5 million for the three months ended September 30, 2000, representing a decrease of 65%. For the nine months ended September 30, 2001, technology expense was $1.4 million, compared to $4.0 million for the nine months ended September 30, 2000, representing a decrease of 66%. Comparing the three and nine months ended September 30, 2001 to the three and nine months ended September 30, 2000, this expense decreased as a result of the discontinuance of our online brokerage operations to which these costs primarily related in the first three quarters of 2000.

    Loss from consolidation of office space for three and nine month periods ended September 30, 2001 was $12 million and $21.8 million, respectively. For the three month period ended September 30, 2001, this loss relates to the write off of leasehold improvements, furniture and equipment related to our relocation from New York and Stamford to our new Old Greenwich location. For the nine months ended September 30, 2001, in addition to the loss described in the preceding sentence, this amount also includes a loss of $9.8 million recorded in June 2001, related to the establishment of a reserve related to our lease commitment for an unused portion of our office space in San Francisco, California. Based on market conditions and other factors, as of September 30, 2001, we do not anticipate incurring losses related to the planned sublease of our office space in New York and Stamford.

    In June 2001, the Company recorded a charge of approximately $5.6 million related to the restructuring of STGE's operations, which was completed in early July 2001. The charge primarily includes severance and other costs associated with downsizing and re-focusing STGE's operations. STGE's current operations focus on providing technology focused research to the Company's U.S. institutional clients and providing limited investment banking services to European clients.

    For the nine months ended September 30, 2000, the Company recorded an expense of approximately $11.6 million related to the transfer of its online retail brokerage accounts to E*TRADE and the corresponding discontinuance of its retail brokerage operations. This payment included a payment to Wit Capital Corporation's clearing agent to terminate its' contract, an accrual for severance payments to be made to certain employees whose services will no longer be required, and an expense for all brokerage related assets that the Company will not employ in our business in the future.

    For the nine months ended September 30, 2000, we wrote-off $1.3 million in computer software and equipment related to our planned after-hours trading system. In December 1999, in light of the rapidly changing environment for after-hours trading and alternative trading systems we wrote-down the majority of computer software and hardware that we had developed or purchased to operate a planned after-hours trading system. Management estimated the fair value of the assets remaining by determining which assets were utilizable in other areas of the business as well as estimating the potential future cash inflows that might be received from the sale or licensing of part or all of the developed technology. In the first quarter of 2000, as a result of information that became available to us regarding redeployment of the remaining assets, we wrote-off an additional $1.3 million of capitalized costs representing management's estimate of the impairment in the value of the remaining assets.

    Other expenses for the three months ended September 30, 2001 were $6.9 million, compared to $2.4 million for the three months ended September 30, 2000, representing an increase of 183%. For the nine months ended September 30, 2001, other expenses was $10.2 million, compared to $6.6 million for the nine months ended September 30, 2000, representing an increase of 55%. Other expenses includes costs for office supplies, insurance, subscriptions, registrations and other general administrative expenses. The increase in other expenses for the three and nine months ended September 30, 2001 as compared to September 30, 2000 relates primarily to the donation of net commissions earned on September 20, 2001 of approximately $6 million to the WTC relief efforts offset by a decrease in general and administrative costs through an ongoing expense reduction effort.

INCOME TAXES

    For the three and nine month periods ended September 30, 2001, we recorded income tax benefit of $14.8 million and $45.7 million respectively, compared to the three and nine month periods ended September 30, 2000 during which we recorded income tax expense of $2.5 million and $19.8 million, respectively. We record a provision or benefit for income taxes based on our estimated taxable income and periodically assess the need for valuation allowances based on our estimation of future taxable earnings. Our effective tax rate differs from the federal statutory rate as a result of certain non-deductible expenses, primarily goodwill, and state and local income taxes. As of September 30, 2001, we have recorded $50.1 million in deferred tax assets related primarily to net operating loss carryforwards. We have not established a valuation allowance against these deferred tax assets as management believes it is more likely than not that such tax benefits will be utilized against future taxable income. However, if market conditions remain unfavorable and we continue to operate in a taxable loss position through fiscal 2002, we will reassess the need for a valuation allowance against part or all of the deferred tax assets.

OTHER

    Equity in net loss of affiliates for the three months ended September 30, 2001 decreased to $878,000 from $7 million for the three months ended
September 30, 2000, representing a decrease of 87%. For the nine months ended September 30, 2001, equity in net loss of affiliates was $10.5 million compared to $13.2 million for the nine months ended September 30, 2000, representing a decrease of 20%. Equity in net loss of affiliates has decreased for the three and nine month periods ended September 30, 2001 compared to 2000 as a result of our increase in ownership of STGE and the related consolidation of STGE's operations with ours, and the restructuring and refocusing of our international operations offset by the related restructuring charges.

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 2001, we have $180.8 million in cash, cash equivalents and cash balances held at our clearing broker. We believe that our existing cash balances will be sufficient to meet anticipated cash requirements for at least the next twelve months. We may, nonetheless, seek additional financing to support our activities during the next twelve months or thereafter, including additional public offerings of our company stock. There can be no assurance, however, that additional capital will be available on reasonable terms, if at all, when needed or desired.

    Net cash used in operating activities was $17.9 million for the nine months ended September 30, 2001, compared to $23.4 million in net cash provided from operating activities during the same period in the preceding year. Cash used in operating activities for the nine months ended September 30, 2001 was primarily from a net loss of $322.7 million, non-cash adjustments of $306.0 million, a cumulative translation adjustment of $2.2 million, a decrease in operating assets of $96 million, offset by a net decrease in operating liabilities of $95.0 million. Net cash provided by operating activities for the nine months ended September 30, 2000 was primarily from net income of $3.8 million, a net increase in operating assets of $52.4 million, offset by a net increase in operating liabilities of $29.7 million.

    Cash used in investing activities was $24.6 million for the nine months ended September 30, 2001, compared to $69.3 million in net cash provided by investing activities for the nine months ended September 30, 2000. Cash used in investing activities for the nine months ended September 30, 2001 was primarily the result of an investment in STGE of $8.2 million, purchases of furniture, equipment and leasehold improvements of $15.5 million and purchases of computer software of $998,000. Net cash provided by investing activities for the nine months ended September 30, 2000 was primarily for net purchases and sales of short-term investments of $104.0 million, the acquisition of SoundView for $6.8 million (net of cash received), investments in WCJ of $18.9 million, purchases of furniture, equipment and leasehold improvements of $6.6 million and purchases of computer software of $2.5 million.

    Net cash used in financing activities was $7.5 million for the nine months ended September 30, 2001, compared to net cash provided by financing activities of $11.2 million for the nine months ended September 30, 2000. Net cash used in financing activities for the nine months ended September 30, 2001 resulted primarily from repurchases of common stock of $10.9 million offset by $2.7 million in proceeds received from the issuance of common stock for exercise of options and warrants. Net cash provided by financing activities for the nine months ended September 30, 2000 resulted primarily from $11.2 million in proceeds and related tax benefits received from the issuance of common stock for exercise of options and warrants.

    On February 16, 2001, in addition to making an additional $8.2 million investment in STGE, we entered into a short-term subordinated loan agreement with SoundView Technology Limited ("STGL"), a wholly-owned subsidiary of STGE. The maximum available to STGL under the agreement is approximately
$6.6 million, and any outstanding balance under the agreement bears interest at a rate of 8% per annum. As of June 30, 2001, STGL had drawn down approximately $4.4 million pursuant to the terms of this agreement.

    In July 2001, our company entered into a long-term loan agreement with STGE. The maximum available to STGE under the agreement is approximately
$9.2 million, and any outstanding balance under the agreement bears interest at a rate of 8% per annum. As of September 30, 2001, STGE had drawn down approximately $5.0 million pursuant to the terms of this agreement.

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

    SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. The statement provides that assets which have indefinite useful lives will not be amortized, but rather will be tested at least annually for impairment and establishes specific guidelines for the testing of such assets. SFAS No. 142 allows for intangible assets with finite useful lives to continue to be amortized over their useful lives, but provides that those lives will no longer be limited to 40 years. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. Accordingly, beginning in January 2002, the Company will cease amortizing the remaining carrying value of the goodwill and tradename intangible assets related to SoundView, both of which have indefinite useful lives, and the amortization expense for these items will no longer be included in the Company's computations of earnings per share. The goodwill and tradename intangible assets, with carrying values at September 30, 2001 of $183.3 million and $2.2 million, respectively, are currently amortized at a rate of $10.1 million annually. As of September 30, 2001, the Company does not anticipate any impairment charges resulting from the adoption of SFAS
No. 142.

RECENT DEVELOPMENTS

    On August 29, 2001, in connection with a schedule TO (Tender Offer Statement), the Company issued approximately 5.1 million shares of restricted stock in exchange for the cancellation of approximately 19 million options with exercise prices greater than $5.00. The restricted stock vests over three years and the Company is recording the corresponding compensation expense ratably over the vesting period. Considering the effect of this exchange offer and other stock option activity during the quarter, as of September 30, 2001, the Company has 16,735,035 outstanding options with a range of exercise prices between $0.35 and $34.88 per share and a weighted average exercise price of $3.17.

    During the first quarter of 2001, we signed a lease for office space located in Old Greenwich, Connecticut, which will replace our New York office as our main headquarters. The consolidation and relocation of our Stamford and New York offices took place in the third quarter of 2001. We are currently actively seeking to sublease our unoccupied office space in New York and Stamford and do not expect to incur losses on the sublease of that space.

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

    On June 28, 1999, certain of Wit Capital Corporation's customers filed a purported class action lawsuit in the Superior Court of the State of Delaware in and for New Castle County styled ARTHUR E. BENNING, SR., ET AL. V. WIT CAPITAL GROUP, INC. AND WIT CAPITAL CORPORATION. The seven count complaint charges Wit Capital Corporation with (1) breach of contract for alleged failure to comply with the "anti-flipping policy" contained in the account agreement with Wit Capital Corporation customers;(2) breach of the implied covenant of good faith and fair dealing by allegedly violating the anti-flipping policy and alleged failure to "maintain adequate computer, communications, personnel, accounting, bookkeeping, and/or other support systems and facilities"; (3) fraud by reason of the fact that Wit Capital Corporation allegedly violated its own anti-flipping policy and our alleged first-come/first-served policy in connection with IPOs; (4) negligent misrepresentation in its method of allocation of participation in IPOs; (5) breach of fiduciary duty as a broker;
(6) negligence in handling accounts; and (7) violation of Delaware's Consumer Fraud Act. On January 10, 2001, the court issued an opinion denying plaintiffs' motion for class certification, and on February 15, 2001 entered an order dismissing the action of the named parties as individual defendants in light of the arbitration provision in the plaintiffs' customer agreements. In
March 2001, the plaintiffs appealed the judgment of the Superior Court, arguing that it improperly denied class certification. In November 2001, the Supreme Court of Delaware reversed the decision of the lower court's denial of class status on the basis that the trial judge did not allow enough discovery to determine if the necessary elements to decide class status were present. Thus, the case has been remanded. We intend to continue to defend the lawsuit vigorously. We do not believe that this lawsuit should have a material adverse effect on us.

    On May 15, 2000, certain of Wit Capital Corporation's customers filed a purported class action lawsuit in the Circuit Court of Cook County Illinois styled JOSEPH YOUNES AND ROSANNE T. YOUNES v. WIT CAPITAL CORPORATION. The five count complaint charges Wit Capital Corporation with (1) breach of contract for alleged failure to provide "continuous, reliable trading services"; (2) breach of fiduciary duty and unjust enrichment by reason of the fact that Wit Capital Corporation allegedly failed to disclose material facts concerning its system capacity and technical capabilities and allegedly failed to "incorporate the latest technological advances" into its systems relating to customer account access and order placement; (3) fraud by reason of the fact that Wit Capital Corporation allegedly falsely represented its technical capabilities relating to access to its services; (4) violation of the Illinois Consumer Fraud Act; and
(5) "negligent/intentional tort" by reason of Wit Capital Corporation's alleged failure to provide, upgrade and maintain systems to enable customer order placement. Wit Capital Corporation removed the action to the U.S. District Court for the Northern District of Illinois, and plaintiffs, after denial of a motion to remand the case back to state court, amended its complaint to plead a violation of the antifraud provision of the federal securities laws. On
January 5, 2001, the U.S. District Court granted Wit Capital Corporation's motion to dismiss, granting leave for plaintiffs to replead their complaint. Plaintiffs have again amended the complaint, and Wit Capital Corporation has again moved to dismiss. Plaintiffs then moved to reconsider the denial of the motion to remand. In October 2001, plaintiffs' motion to remand back to state court was granted. We intend to continue to defend the lawsuit vigorously. We do not believe that this lawsuit should have a material adverse effect on us.

    The Company or one or more of our subsidiaries has been named as a defendant in a number of shareholder class action lawsuits filed in the US District Court for the Southern District of New York.

Specifically, SoundView Technology Corporation, Wit Capital Corporation and E*OFFERING Corp. (which has been merged into SoundView Technology Corporation), were named as defendants in lawsuits involving at least twenty issuers of IPO shares in which one or more of the Company's subsidiaries served as co-manager in the offering. The defendants in these lawsuits typically include the issuer and executive officers of the issuer, as well as the lead underwriter and co-managing underwriters of the offering (the latter two, the "underwriter defendants"). The lawsuits generally allege, in relevant part, that underwriter defendants received excessive and undisclosed commissions in exchange for directing IPO share allocations to brokerage customers willing to pay such commissions. In addition, the suits allege that underwriter defendants also allocated shares to the same, or other, brokerage customers that agreed to purchase shares in the aftermarket at pre-determined prices. As a result, the allegations continue, each issuer's offering prospectus misstated underwriting compensation paid to the bankers in the form of undisclosed commissions and the opportunity to profit from holding or disposing of shares from underwriting allotment purchases in an artificial aftermarket price environment. The lawsuits typically allege violations by the underwriter defendants of Section 11 and 12(a)(2) of the Securities Act and Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder. In some cases, violations of the antitrust laws are also alleged. Although the Company has been named in some instances in more than one lawsuit relating to a single issuer, it is anticipated that the lawsuits will be consolidated into a single matter for each issuer after the courts have selected lead class counsel. The lawsuits seek rescission or rescissionary damages, damages and prejudgment and post-judgment interest. The Company will deny the allegations of each lawsuit and intends to defend the lawsuits vigorously. We do not believe the lawsuits should have a material adverse effect on us.

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

ITEM 2--CHANGES IN SECURITIES AND USE OF PROCEEDS

    On January 22, 2001, our Board of Directors approved a 2 million share repurchase of our common stock which was effected through market and private transactions, and was completed on May 15, 2001 at an average cost of $2.73 per share. Most recently, on April 19, 2001 our Board of Directors approved an additional 5 million share repurchase of which we have repurchased 3.2 million shares as of September 30, 2001 at an average cost of $1.92 per share.

    On August 20, 2001, in connection with the termination of the Company's Strategic Alliance Agreement with E*TRADE Group, Inc. and a new Relationship Agreement, E*TRADE returned to the Company 9.3 million shares of common stock and 3.8 million warrants to purchase common stock.

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

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

       3.3 Certificate of Ownership and Merger merging SoundView Technology Group, Inc. into Wit SoundView Group, Inc.

       10.1 Stock Incentive Plan of SoundView Technology Group, Inc. as amended October 17, 2001

       10.7 Amended Employment Agreement with Robert H. Lessin dated October 22, 2001

    (b) Reports on Form 8-K:

       On August 14, 2001, the Company filed a current report on Form 8-K disclosing certain risk factors associated with the Company's business and operations.

       On August 29, 2001, the Company filed a current report on Form 8-K describing the terms of the Company's termination of its Strategic Alliance Agreement with E*TRADE Group, Inc. and its new Relationship Agreement.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2001                                SOUNDVIEW TECHNOLOGY GROUP, INC.

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