Form 10-K
period 2001-12-31
SOUNDVIEW TECHNOLOGY GROUP INC
filed 2002-04-01
CIK 1071620

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR

    / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________
                         COMMISSION FILE NUMBER 0-26225
                            ------------------------

                        SOUNDVIEW TECHNOLOGY GROUP, INC.
             (Exact Name of Registrant as Specified in Its Charter)

               DELAWARE                               13-3900397
    (State or Other Jurisdiction of      (I.R.S. Employer Identification No.)
             Incorporation
           or Organization)

1700 E. PUTNAM AVENUE OLD GREENWICH, CT                 06870
    (Address of Principal Executive                   (Zip Code)
               Offices)

       Registrant's telephone number, including area code (203) 321-7000
          Securities Registered Pursuant to Section 12(b) of the Act:

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes / /

    The market value of the Common Stock held by non-affiliates of the registrant was $169,554,453 based on the last reported sale price of the Registrant's Common Stock on the Nasdaq National Market as of the close of business on February 28, 2002. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its common equity are affiliates of the registrant.

    As of February 28, 2002, there were 110,662,571 shares of the Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE.

    Portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended December 31, 2001 are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        SOUNDVIEW TECHNOLOGY GROUP, INC.
                        2001 ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS

                                                                          PAGE
                                                                        --------
                                     PART I

Item 1.   Business....................................................      3
Item 2.   Properties..................................................     11
Item 3.   Legal Proceedings...........................................     11
Item 4.   Submission of Matters to a Vote of Securities Holders.......     12

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................     12
Item 6.   Selected Financial Data.....................................     13
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................     15
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................     26
Item 8.   Financial Statements and Supplementary Data.................     28
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................     28

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..........     29
Item 11.  Executive Compensation......................................     29
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................     29
Item 13.  Certain Relationships and Related Transactions..............     29

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................     29

    Certain statements in this Form 10-K that are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements preceded by, followed by, or that include the words "expect," "expected," "will," "may," "intend," "anticipate," "believe," and "should", involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or those of the industry in which we operate, to be materially different from any expected future results, performance or achievements expressed or implied in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those economic factors that affect the market for capital raising, including initial public offerings and those factors discussed in the section of this form 10-K entitled "Risk Factors" (see page 8) and our periodic reports filed from time to time with the Securities & Exchange Commission.

    On January 31, 2000, Wit Capital Group, Inc. completed a merger with SoundView Technology Group, Inc. ("STG"). From June 2000 to August 2001, the combined company operated as Wit SoundView Group, Inc. and in August 2001, the combined company changed its name to SoundView Technology Group, Inc. All references to "SoundView", the "Company", "us", "our", and "we" refer to the combined company and its subsidiaries subsequent to January 31, 2000. All references to "STG" refer to operations of STG prior to its merger with Wit Capital Group, Inc.

                                     PART I

ITEM 1. BUSINESS

    We are a technology-focused, research driven investment banking firm that provides services to an institutional and issuer client base.

    We are committed to serving our global institutional investor client base through our industry-focused research, sales and trading functions. Our client base includes technology investors around the world. We make markets in over 240 NASDAQ listed stocks and are active traders in technology focused NYSE-listed equities.

    We offer investment banking services to a wide array of technology clients from start-ups to industry leaders. We seek to be involved in every aspect of the capital raising process, whether through venture capital investing or public or private equity financing. We advise our clients in a variety of areas ranging from business strategy to mergers and acquisitions.

RESEARCH

    Our proprietary research is fundamental to our business. The majority of our analysts have specific, relevant industry experience or have engineering or scientific degrees. We believe our informed perspective and the quality of our analysis has distinguished us among our peers and earned us the recognition of corporate clients as well as top institutional investors who rely on our research for daily investment insight.

    Our research universe is narrowly segmented to enable in-depth analysis of the secular and cyclical trends within each individual sector. Our research professionals maintain close relationships with key industry participants in each of those sectors. These key participants include public and private technology companies, venture capital and institutional investors, technical experts and professional service providers.

    We currently provide research coverage for over 230 companies. Our research universe is comprised of the following technology industry groups and segments:

                                                                                                   MEDIA/
SOFTWARE                    COMPONENTS           COMMUNICATIONS             SYSTEMS               CONSUMER
--------               ---------------------  ---------------------  ---------------------  ---------------------
Relationship           Devices                Photonics (Optical     Internet Platforms     Online Content/Media
  Optimization         Wireless/Compound      Comp. &                and                    Online Consumer
Customer &             Semiconductors         Infrastructure)        Devices                Services
  Content              Capital Equipment      Wireless Services      Enterprise Systems
  Management           Contract               Mobile Internet        Storage/Content
Security               Manufacturing          Infrastructure         Delivery
Infrastructure                                Networking Equipment
  Software                                    Wireline Services
Network
  Management
Application
  Infrastructure

    We currently employ over 35 research professionals. In order to achieve the depth of coverage required to maintain our technology research product, we often recruit specific industry and technical experience and train the analysts in financial analysis disciplines. This specialization enables our analysts to produce focused analysis that distinguishes them as experts in their respective fields. Our analysts work closely with our investment banking professionals to identify those companies that will evolve as leaders in their industries. It is with these companies that we seek to develop long-term relationships helping to manage their capital raising activities and offering strategic advice.

    To further educate our research analysts, we have a continuing strategic partnership with the Gartner Group that provides our employees with access to Gartner research as well as direct access to Gartner research analysts. This relationship further enhances our research product through the surveys which are conducted at conferences organized by Gartner. In addition, we have a strategic relationship with the Giga Information Group, Inc. that provides our employees with access to their analysts, their customers for survey purposes, and participation in their research meetings on a non-exclusive basis.

    We hold an annual Technology Outlook Conference which has become a leading venue for the top technology companies to present their stories to hundreds of technology focused institutional investors in their industries. In 2001, a total of 79 public companies made presentations to approximately 150 of the senior investment professionals at approximately 110 institutions. In addition to this conference, we sponsor industry specific conferences in the photonics, semiconductor, software and storage sectors and in other areas.

BROKERAGE

    We offer our institutional clients a variety of sales and trading services. We are able to leverage our expertise in the technology sector through a sales force with a comprehensive understanding of the complex and diverse technologies at the heart of technology focused investing. Our market-making operations are a source of liquidity to large institutional traders. We currently employ over 70 institutional sales and trading professionals operating out of our offices in Old Greenwich and San Francisco. In March 2002, we announced the opening of an office in Boston to better penetrate the Boston market and provide closer coverage to our Boston based institutional clients. For the year ended
December 31, 2001, revenue from our institutional brokerage operations totaled $128.9 million.

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

INVESTMENT BANKING

    SoundView is a manager of public and private securities offerings as well as a strategic advisor for technology leaders. With over 35 bankers, our investment banking team focuses its knowledge of technology companies to counsel our clients throughout the various stages of their lifecycle. Revenues attributable to investment banking activities totaled $29.4 million for the year ending December 31, 2001.

    Our team of investment banking professionals have broad abilities to perform traditional investment banking functions such as deal selection and origination, due diligence, valuation, and deal structuring. Our investment bankers, research personnel, executive officers and investors have strong relationships with corporate issuers, venture capitalists and other influential persons and entities in the financial services sector. In addition, our senior investment banking professionals have a long history of working with technology companies.

    Our investment banking services are generally focused on the same sectors followed by our research analysts. We provide an array of investment banking services including public underwriting, mergers and acquisitions and strategic advisory services and private equity.

PUBLIC UNDERWRITING

    SoundView is a manager of initial public and follow-on offerings for technology companies. We believe we have a competitive advantage that arises from our relationships, research, trading and distribution capabilities. Revenues attributable to public underwriting totaled $9.9 million for the year ending December 31, 2001.

    We offer issuers in-depth institutional research written by our research analysts that draws on their personal industry experience as well as proprietary information sources. This research is disseminated by our technology specialist sales force whose knowledge of the sector and institutional penetration makes us a manager with a proven track record of outselling our competitors and placing shares with knowledgeable institutions.

    We also operate an extensive market-making operation to support our investment banking and institutional brokerage services. Currently we are market-makers in over 240 technology companies and our trading and sales trading teams currently comprises 40 professionals.

MERGERS AND ACQUISITIONS AND STRATEGIC ADVISORY SERVICES

    In addition to our capital raising services, we have developed an M&A and Strategic Advisory Group which works closely with clients helping them to grow and develop their businesses. We offer our clients the following types of advisory services:

    - Executing mergers, acquisitions and divestitures

    - Identifying and building strategic partnerships and strategies

    - Providing valuation work

    These activities compliment our public and private equity businesses and allow us to offer a mix of investment banking services to our clients during the course of their development. Revenues attributable to M&A and Strategic Advisory services totaled $16.7 million for the year ending December 31, 2001.

PRIVATE EQUITY

    We assist private and public corporate issuers, as well as investment funds, in raising private capital. Our private equity group focuses on raising equity capital from traditional institutional and venture capital sources and strategic investors. Revenues attributable to private equity services totaled
$2.9 million for the year ending December 31, 2001.

VENTURE CAPITAL GROUP

    Our Venture Capital Group emphasizes investments in technology businesses and maintains a particular focus on e-commerce companies, Internet enabling technologies, Internet infrastructure and products and services that enhance digital businesses. Our venture capital funds allow investors to pool their resources and gain access to a quality of deal flow traditionally available to proprietary funds backed by large institutions.

    Our Venture Capital Group currently manages Wit VC Fund I, LP and a series of four funds collectively known as Dawntreader Fund II. Wit VC Fund I LP raised approximately $39.5 million in August 1999 from high net worth individuals and invests in second and later stage companies. Dawntreader Fund II raised approximately $270 million in February and March 2000. It invests in early stage, second stage, and later stage companies. The investors in Dawntreader Fund II include publicly traded corporations, institutional investors, and high net worth individuals.

    Our venture capital funds enable us to further take advantage of our expertise in technology, e-commerce and the Internet. The development of these funds created new investment opportunities for our high net worth individual, corporate and institutional clients and created a wider range of capital raising opportunities for corporate issuers.

COMPETITION

    The financial services industry is highly competitive and we expect competition to intensify in the near future. We encounter direct competition primarily from established investment banking firms. We compete with some of these firms on a national basis and with others on a regional basis. Our competitors include large and well established Wall Street firms. General financial success within the securities industry will attract additional competitors for us, such as banks, insurance companies and providers of online financial and information services.

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

    Our principal competitors in connection with our investment banking and brokerage activities are traditional investment banking firms. Many of our competitors are significantly larger and more diversified than we are and have significantly greater financial, technical, marketing, research, professional personnel and other resources than we do. Some of our competitors also offer a wider range of products and services than we do and have greater name recognition, more established reputations and more extensive client and customer bases. These competitors may be able to respond more quickly to new or changing opportunities, technologies and customer requirements due to their superior systems capabilities. They may also be better able to undertake more extensive promotional activities, offer more attractive terms to customers, clients and employees and adopt more aggressive pricing policies compared to our firm.

    Competition is also intense for the attraction and retention of highly qualified employees in the securities industry. Our ability to compete effectively in our businesses will depend on our ability to attract new employees and retain and motivate our existing employees.

REGULATION

    REGULATION OF THE SECURITIES INDUSTRY AND BROKER-DEALERS. Our business is subject to extensive regulation applicable to the securities industry in the United States and elsewhere. As a matter of public policy, regulatory bodies in the United States and rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the United States, the Securities and Exchange Commission, or SEC, is the federal agency responsible for the administration of the federal securities laws. We are registered as a broker-dealer with the SEC and in all 50 states, the District of Columbia and Puerto Rico. We are also a member of the NASD, a self-regulatory body to which all broker-dealers belong. Certain self-regulatory organizations, such as the NASD, adopt rules and examine broker-dealers and require strict compliance with their rules and regulations. The SEC, self-regulatory organizations and state securities commissions may conduct administrative proceedings which can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, its officers or employees. The SEC and self-regulatory organization rules cover many aspects of a broker-dealer's business, including capital structure and withdrawals, sales methods, trade practices among broker-dealers, use and safekeeping of customers' funds and securities, record-keeping, the financing of customers' purchases, broker-dealer and employee registration and the conduct of directors, officers and employees.

    On October 26, 2001, President Bush signed the USA Patriot Act, aimed at giving the government new powers in the war on terrorism. Title III of the new legislation, the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001, imposes significant new anti-money laundering requirements on all financial institutions, including domestic banks and domestic operations of foreign banks, broker-dealers, futures commissions merchants and investment companies.

    EFFECT OF NET CAPITAL REQUIREMENTS. As a registered broker-dealer and member of the NASD, we are subject to the Uniform Net Capital Rule under the Exchange Act. The Uniform Net Capital Rule specifies the minimum level of net capital a broker-dealer must maintain and also requires that at least a minimum part of its assets be kept in relatively liquid form. As of December 31, 2001, our broker-dealer subsidiary, SoundView Technology Corporation, was required to maintain minimum net capital of $552,500 and had total net capital of $105,199,341 which was $104,646,841 in excess of the minimum amount required.

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

EMPLOYEES

    We believe that one of our strengths is the quality and dedication of our people and the shared sense of being part of a team. We strive to maintain a work environment that fosters professionalism, excellence, diversity and cooperation among our employees. We also believe that our employees should have an equity stake in the firm. As of December 31, 2001, we had approximately 305 employees who, as a group, own approximately 25% of the equity of our company on a fully-diluted basis. In March 2002, in light of the current economic environment, we completed a business review which reduced our employee base to approximately 240.

RISK FACTORS

    We may publish forward-looking statements relating to our results of operations, anticipated financial performance, business prospects and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in these forward-looking statements. These factors include the following:

WE FOCUS ON THE TECHNOLOGY SECTOR OF THE ECONOMY WHICH IS CURRENTLY EXPERIENCING UNFAVORABLE MARKET CONDITIONS.

    As a technology focused investment banking firm, our business is limited to this sector and generally does not include other industries. As a result, many of our investment bankers, securities analysts and other professional staff do not have wide experience or recognition in more traditional business sectors. Currently, technology companies which do not have strong revenues and earnings are operating in an inhospitable economic climate, with the result that their stock prices are severely depressed and they do not have ready access to either the capital markets or to private sources of funding. As a result, the demand for our expertise with technology has been reduced. We continue to believe that our technology focus makes us more valuable to the companies in this sector and have no present plans to diversify our investment banking business into other areas.

REVENUES AND PROFITS OF INVESTMENT BANKING FIRMS TEND TO SUFFER DURING ECONOMIC SLOWDOWNS AND PERIODS OF MARKET UNCERTAINTY.

    Generating revenues from investment banking activities is largely dependent upon prevailing economic and market conditions. This is because investment banking revenue is largely based on fees and commissions generated from financial advisory assignments and capital raising activities, including public equity underwriting. When the financial markets are volatile, interest rates are rising or corporate profitability is static or falling, corporate clients are generally unable or unwilling to access the capital markets or, except as necessary, to pursue acquisitions and other significant transactions that generate investment banking fees. As a result, our revenues and profitability as well as those of other investment banks will generally suffer during economic downturns or periods of market volatility. Since the spring of 2000, we have been operating in a period of decline and uncertainty in the financial markets. Companies in many sectors of the economy, including technology, have been experiencing a period of difficulty characterized by falling revenues and diminished profitability or increased losses. Circumstances such as these lead to a reduction in investment banking assignments, with the result that the revenues and profits of investment banks will be adversely affected. As a result of the continuing market uncertainty, it is not clear when the public equity markets will re-open on terms acceptable to prospective technology issuers and when we will experience a related increase in revenue from public equity offerings.

AS THE ECONOMIC SLOWDOWN CONTINUES, WE FACE INCREASED COMPETITION FROM LARGER INVESTMENT BANKING FIRMS.

    Larger, more established investment banking firms had previously not been willing to underwrite or advise on smaller investment banking transactions. However, as the economic slowdown continues we have seen increased competition for mandates from these firms. As there are only a limited number of transactions for which we can currently compete, this trend could have an adverse effect on our investment banking revenue. Many of our competitors are significantly larger and more diversified than we are and have significantly greater financial, technical, marketing, research, professional personnel and other resources than we do.

OUR SUCCESS IS DEPENDENT ON OUR KEY PERSONNEL WHOM WE MAY NOT BE ABLE TO RETAIN, AND WE MAY NOT BE ABLE TO HIRE ENOUGH ADDITIONAL QUALIFIED PERSONNEL TO MEET OUR NEEDS.

    Our business requires the employment of highly skilled personnel. The recruitment and retention of experienced investment banking professionals are particularly important to our performance and success. The loss of the services of any of our key personnel or the inability to recruit and retain experienced sales, trading, research and investment banking professionals in the future could have a material adverse effect on our business, financial condition and operating results. Our continued ability to compete effectively in our business depends on our ability to attract and retain the quality personnel our operations and development require and competition for such personnel is intense.

WE ENGAGE IN MARKET-MAKING ACTIVITIES, WHICH SUBJECT US TO INCREASED RISKS THAT COULD BE HARMFUL TO OUR BUSINESS.

    We currently make markets in over 240 technology stocks. Market-making may result in unpredictable earnings or losses. If we begin to make markets in more volatile securities, we may not be able to manage the risks involved with our market-making activities. In addition, recently enacted regulations require securities traded in the Nasdaq Stock Market to trade in decimals instead of fractions. The effect of these regulations has been to decrease the spreads between bid and ask prices, which has made the execution of trades and market-making activities less profitable and has led to increased competition among market makers. If there is any further decline in the spreads that market-makers receive in trading equity securities, our business, financial condition and operating results may be materially adversely affected.

WE MAY INCUR LOSSES AND LIABILITIES IN THE COURSE OF BUSINESS WHICH COULD PROVE COSTLY TO DEFEND OR RESOLVE.

    Participation in securities underwritings involves significant economic and legal risks. Economic risks include incurring losses if we are unable to resell the securities we committed to purchase, if we are forced to liquidate our commitment at less than the price at which we purchased the securities from the issuer or if we are forced to retain significant position concentrations in individual securities due to market conditions. We intend to be active in the underwriting of initial public offerings and follow-on offerings of the securities of emerging and mid-size growth companies, which often involves a high degree of risk and volatility. Legal risks include potential liability under federal and state securities and other laws for allegedly false or misleading statements made in connection with such securities offerings and other transactions. Substantial legal liability or a regulatory action against us could cause us to incur significant expenses and could have a material adverse effect on our financial position, investment banking business, and reputation.

WE HAVE LONG TERM LEASE OBLIGATIONS FOR MORE SPACE THAN WE CURRENTLY NEED.

    We have long-term leases for a significantly larger amount of space than we currently foresee having the need for given current staffing levels. We are actively trying to sublet this excess space. If we are unable to sublet this space, we will continue to be obligated to pay rent for space we are not occupying and the amounts could be material. We have recorded reserves to provide for the difference between our rental rates and the current market rates available in the cities in which we rent space. To the extent we are unable to sublease the space in the time frame we have estimated or lease rates continue to decrease, we may record additional reserves in future periods.

MANAGEMENT OF THE COMPANY

    The following table sets forth certain information concerning each of the executive officers of the Company:

NAME                            AGE                                 POSITIONS
----                          --------   ----------------------------------------------------------------
Mark F. Loehr...............     45      Chief executive officer
Robert H. Lessin............     46      Chairman of SoundView Ventures
Brian T. Bristol............     50      Senior vice president and head of investment banking
Daniel DeWolf...............     44      Senior vice president and director of venture capital fund group
Lloyd H. Feller.............     59      Senior vice president and general counsel
Edward Bugniazet............     41      Head of trading
Kris Tuttle.................     38      Head of research

    The following table sets forth the principal occupation of each of the directors of the Company:

NAME                                                           PRINCIPAL OCCUPATION
----                                     ----------------------------------------------------------------
Russell D. Crabs......................   Managing director, Maple Row Partners
John H. N. Fisher.....................   Managing director, Draper Fisher Jurvetson
Edward H. Fleischman..................   Senior counsel, Linklaters
William E. Ford.......................   Managing member, General Atlantic Partners
Joseph R. Hardiman....................   Director, selected Deutsche Asset Management funds and other mutual funds, Corvis Corporation and Brown Investment Advisory &
                                         Trust Company
Andrew D. Klein.......................   Private Investor
Robert H. Lessin......................   Chairman of SoundView Ventures
Mark F. Loehr.........................   Chief Executive Officer, SoundView
Gilbert C. Maurer.....................   Director, The Hearst Corporation

ITEM 2. PROPERTIES

    Our principal executive offices are located in Old Greenwich, Connecticut where we lease 79,000 square feet and the term of this lease expires in July 2006. Additionally we operate a 53,600 square foot lease in San Francisco which will expire in May 2011. We also lease 24,000 square feet of office space in Stamford, Connecticut which expires in March 2003 and 31,500 square feet of office space in New York City which expires in November 2006. Additionally, we lease approximately 20,000 square feet in London which expires in September 2010. Recently, we have entered into a lease for 3,800 square feet of office space in Boston, Massachusetts which expires in April 2007.

ITEM 3. LEGAL PROCEEDINGS

    We are currently subject to claims and legal proceedings arising in the normal course of our business. We do not believe that the resolution of such legal proceedings should have a material adverse effect on us.

    On June 28, 1999, certain of the customers of Wit Capital Corporation, our wholly owned subsidiary, filed a purported class action lawsuit in the Superior Court of the State of Delaware in and for New Castle County styled ARTHUR E. BENNING, SR., ET AL. v. WIT CAPITAL GROUP, INC. AND WIT CAPITAL CORPORATION. The seven count complaint charges Wit Capital with (1) breach of contract for alleged failure to comply with the "anti-flipping policy" contained in the account agreement with Wit Capital customers;(2) breach of the implied covenant of good faith and fair dealing by allegedly violating the anti-flipping policy and alleged failure to "maintain adequate computer, communications, personnel, accounting, bookkeeping, and/or other support systems and facilities";
(3) fraud by reason of the fact that Wit Capital allegedly violated its own anti-flipping policy and our alleged first-come/first-served policy in connection with IPOs; (4) negligent misrepresentation in its method of allocation of participation in IPOs; (5) breach of fiduciary duty as a broker;
(6) negligence in handling accounts; and (7) violation of Delaware's Consumer Fraud Act. On January 10, 2001, the court issued an opinion denying plaintiffs' motion for class certification, and on February 15, 2001 entered an order dismissing the action of the named parties as individual defendants in light of the arbitration provision in the plaintiffs' customer agreements. In
March 2001, the plaintiffs appealed the order and opinion of the Superior Court denying class certification. In November 2001, the Supreme Court of Delaware reversed the decision of the lower court's denial of class status on the basis that the trial judge did not allow enough discovery to determine if the necessary elements to decide class status were present. We intend to continue to defend the lawsuit vigorously. We do not believe that this lawsuit should have a material adverse effect on us.

    On May 15, 2000, certain of Wit Capital's customers filed a purported class action lawsuit in the Circuit Court of Cook County Illinois styled JOSEPH YOUNES AND ROSANNE T. YOUNES v. WIT CAPITAL CORPORATION. The five count complaint charges Wit Capital with (1) breach of contract for alleged failure to provide "continuous, reliable trading services"; (2) breach of fiduciary duty and unjust enrichment by reason of the fact that Wit Capital allegedly failed to disclose material facts concerning its system capacity and technical capabilities and allegedly failed to "incorporate the latest technological advances" into its systems relating to customer account access and order placement; (3) fraud by reason of the fact that Wit Capital allegedly falsely represented its technical capabilities relating to access to its services; (4) violation of the Illinois Consumer Fraud Act; and (5) "negligent/ intentional tort" by reason of Wit Capital's alleged failure to provide, upgrade and maintain systems to enable customer order placement. Wit Capital removed the action to the U.S. District Court for the Northern District of Illinois, and plaintiffs, after denial of a motion to remand the case back to state court, amended its complaint to plead a violation of the antifraud provision of the federal securities laws. On
January 5, 2001, the U.S. District Court granted Wit Capital's motion to dismiss, granting leave for plaintiffs to replead their complaint. Plaintiffs amended the complaint, and Wit Capital moved to dismiss. Plaintiffs then moved to reconsider the denial of the motion to remand. In October 2001, plaintiffs' motion to remand back to state court was granted. We intend to continue to defend the lawsuit vigorously and have filed a motion to dismiss the complaint in state court. We do not believe that this lawsuit should have a material adverse effect on us.

    Our Company or one or more of our subsidiaries has been named as a defendant in a number of shareholder class action lawsuits filed in the U.S. District Court for the Southern District of New York. Specifically, STG, SoundView Technology Corporation, Wit Capital and E*OFFERING Corp. (which has been merged into SoundView Technology Corporation), were named as defendants in lawsuits involving at least thirty issuers of IPO shares in which one or more of the Company's subsidiaries served as an underwriter in the offering. The defendants in these lawsuits typically include the issuer and executive officers of the issuer, as well as the lead underwriter and co-managing underwriters of the offering (the latter two, the "underwriter defendants"). The lawsuits generally allege, in relevant part, that underwriter defendants received excessive and undisclosed commissions in exchange for directing IPO share allocations to brokerage customers willing to pay such commissions. In addition, the suits allege that underwriter defendants also allocated shares to the same, or other, brokerage customers that agreed to purchase shares in the aftermarket at pre-determined prices. As a result, the allegations continue, each issuer's offering prospectus misstated underwriting compensation paid to the bankers in the form of undisclosed commissions and the opportunity to profit from holding or disposing of shares from underwriting allotment purchases in an artificial aftermarket price environment. The lawsuits typically allege violations by the underwriter defendants of Sections 11 and 12(a)(2) of the Securities Act and
Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder. In some cases, violations of the antitrust laws are also alleged. Although the Company has been named in some instances in more than one lawsuit relating to a single issuer, it is anticipated that the lawsuits will be consolidated into a single matter for each issuer after the courts have selected lead class counsel. The lawsuits seek rescission or rescissionary damages, damages (including treble damages in those cases where antitrust violations are alleged) and prejudgment and post-judgment interest. In addition, issuers that have been named as defendants in these actions have asserted a right to indemnification from the underwriters. We intend to defend the lawsuits vigorously. We do not believe the lawsuits should have a material adverse effect on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock has traded on the Nasdaq National Market under the symbol "SNDV" since August 20, 2001. Prior to August 20, 2001 our common stock traded under the symbol "WITC". The following table sets forth the range of high and low sales prices reported on the Nasdaq National Market for the periods indicated.

2001:                                                           HIGH       LOW
-----                                                         --------   --------
First quarter...............................................   $5.63      $1.69
Second quarter..............................................    3.36       1.58
Third quarter...............................................    2.05       1.28
Fourth quarter..............................................    2.44       1.51

2000:                                                           HIGH       LOW
-----                                                         --------   --------
First quarter...............................................   $22.25     $12.31
Second quarter..............................................    17.69       6.38
Third quarter...............................................    12.00       7.75
Fourth quarter..............................................     9.00       3.09

    The closing sale price of the Company's common stock on February 28, 2002 was $2.50. The number of holders of record of the Company's common stock as of that date was 687. The number of stockholders of record does not reflect the actual number of individual or institutional stockholders of the Company as certain shares are held in the name of nominees.

    We have never declared or paid cash dividends on our common stock. We do not anticipate paying cash dividends on our common stock in the foreseeable future.

    On January 22, 2001, our Board of Directors approved a 2 million share repurchase of our common stock which was effected through market and private transactions, and was completed on May 15, 2001 at an average cost of $2.73 per share. Most recently, on April 19, 2001 our Board of Directors approved an additional 5 million share repurchase of which we have repurchased 3.2 million shares as of December 31, 2001 at an average cost of $1.85 per share.

    On August 20, 2001, in connection with the termination of our Strategic Alliance Agreement with E*TRADE Group, Inc. and the execution of a new Relationship Agreement with E*TRADE, E*TRADE returned to us 9.3 million shares of common stock and 3.8 million warrants to purchase common stock.

    On October 17, 2001, the Company repurchased approximately 1.5 million shares of our common stock from two executive officers and a managing director of our Company at a per share cost of $2.14.

    In December 2001, we repurchased approximately 6.1 million of our class B common shares from the Goldman Sachs Group, Inc. at a cost of $1.71 per share.

RECENT SALES OF UNREGISTERED SECURITIES

    None.

ITEM 6. SELECTED FINANCIAL DATA

    The following summary selected financial data for the years ended
December 31, 2001, 2000, 1999, 1998 and 1997 has been derived from SoundView's consolidated financial statements, which have been audited by Arthur Andersen LLP, independent public accountants, and for which the years ended December 31, 2001, 2000 and 1999 are included elsewhere in this Annual Report on Form 10-K. All per share and weighted average share information has been adjusted to reflect a 7 for 10 reverse stock split effected June 2, 1999. The selected financial data should be read in conjunction with the consolidated financial statements and related notes thereto and with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", which are included elsewhere in this Annual Report on Form 10-K.

                        SOUNDVIEW TECHNOLOGY GROUP, INC.
                          STATEMENT OF OPERATIONS DATA
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          YEARS ENDED DECEMBER 31,
                                     ------------------------------------------------------------------
                                         2001          2000          1999          1998         1997
                                     ------------   -----------   -----------   ----------   ----------
REVENUES:
  Investment banking...............  $     29,431   $   200,239   $    30,270   $    1,515   $       43
  Brokerage........................       128,949       154,928         7,088          295           10
  Asset management fees............         8,044        11,449           377           --           --
  Gain (loss) on investments.......       (12,860)       (3,213)        6,028           45           --
  Interest, investment income and
    other..........................        10,206        12,121         4,855          183          193
                                     ------------   -----------   -----------   ----------   ----------
    Total revenues.................       163,770       375,524        48,618        2,038          246
                                     ------------   -----------   -----------   ----------   ----------
EXPENSES:
  Compensation and benefits........       122,004       215,319        39,014        4,444        1,550
  Amortization of intangible assets
    and goodwill...................        41,306        25,176            --           --           --
  Impairment of goodwill and other
    assets.........................       260,920            --            --           --           --
  Brokerage and clearance..........        21,091        25,538         5,347          186            6
  Data processing and
    communications.................        11,444         9,587         3,449          625          238
  Marketing and business
    development....................        11,398        15,711         2,594        1,205          641
  Professional services............         8,253         9,209         4,953          878          330
  Discontinuance of retail
    brokerage operations...........            --        11,605            --           --           --
  Write-off of computer software
    and equipment..................            --         1,340         5,565           --           --
  Loss from consolidation of office
    space..........................        21,762            --            --           --           --
  Other............................        42,777        26,061         8,039        3,494          474
                                     ------------   -----------   -----------   ----------   ----------
    Total expenses.................       540,955       339,546        68,961       10,832        3,239
                                     ------------   -----------   -----------   ----------   ----------
Income (loss) from operations......      (377,185)       35,978       (20,343)      (8,794)      (2,993)
Gain (loss) on strategic
  investments......................         1,549       (13,728)           --           --           --
                                     ------------   -----------   -----------   ----------   ----------
Income (loss) before provision for
  income taxes and equity in net
  loss of affiliates...............      (375,636)       22,250       (20,343)      (8,794)      (2,993)
Provision (benefit) for income
  taxes............................       (51,315)       24,129            --           --           --
                                     ------------   -----------   -----------   ----------   ----------
Loss before equity in net loss of
  affiliates.......................      (324,321)       (1,879)      (20,343)      (8,794)      (2,993)
Equity in net loss of affiliates
  and minority interest............        (8,384)      (20,080)         (560)          --           --
                                     ------------   -----------   -----------   ----------   ----------
  Net Loss.........................  $   (332,705)  $   (21,959)  $   (20,903)  $   (8,794)  $   (2,993)
                                     ============   ===========   ===========   ==========   ==========
NET LOSS PER SHARE:
Basic..............................  $      (3.13)  $     (0.26)  $     (0.52)  $    (1.23)  $    (0.41)
Diluted............................         (3.13)        (0.26)        (0.52)       (1.23)       (0.41)
WEIGHTED AVERAGE SHARES USED IN THE
  COMPUTATION OF NET LOSS PER
  SHARE:
Basic..............................   106,222,699    84,551,145    39,909,794    7,140,123    7,303,013
Diluted............................   106,222,699    84,551,145    39,909,794    7,140,123    7,303,013

                                                                       DECEMBER 31,
                                                   ----------------------------------------------------
                                                     2001       2000       1999       1998       1997
                                                   --------   --------   --------   --------   --------
BALANCE SHEET DATA:
Cash, cash equivalents and securities readily
  convertible to cash............................  $181,025   $281,454   $121,350   $18,110     $1,111
Total assets.....................................   529,808    997,733    163,618    22,296      5,837
Stockholders' equity.............................   435,973    794,653    144,402    20,608      4,859

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read with the consolidated financial statements of SoundView Technology Group, Inc. and subsidiaries and related notes thereto and Item 6, "Selected Financial Data" appearing elsewhere in this report.

CRITICAL ACCOUNTING POLICIES

    A summary of our accounting policies is set forth in Note 3 to the consolidated financial statements. In our view, the policies that involve the most subjective judgments are set forth below.

    As of December 31, 2001, we hold approximately $25.5 million in private equity investments and in investment funds in which the majority of the underlying investments are in privately held companies. We carry our investments at fair value, with the accompanying gains and losses reflected in our results of operations. The determination of fair value requires management to make estimates based on available information including the company's earnings, sales, operating developments and recent transactions in the company's securities. Our determination of fair value may not necessarily represent the amounts that might ultimately be realized, since such amounts depend on future circumstances and cannot be determined until the investments are actually liquidated. We may recognize additional future losses related to our investment portfolio based on specific circumstances surrounding an individual investment or if market conditions decline further in certain sectors.

    We record a loss reserve for our obligations under certain of our operating leases for unoccupied office space when estimated future sublease income is not expected to cover the lease obligation for the remainder of the lease term. At December 31, 2001, we had recorded a loss reserve of $11.5 million related to our lease commitment for an unused portion of our office space in San Francisco, California. Thus far, we have been unsuccessful at negotiating a sublease for the space. In March 2002, as a result of the reduction in headcount, we have decided to further consolidate our office space to increase the likelihood of sublease for the unoccupied portion. Accordingly, at present, we may record an additional loss reserve in the first quarter of 2002 consisting of our lease commitment for the estimated time frame for sublease and the market loss on the additional unused office space over the life of the lease. As we assess market conditions and other factors existing in 2002 regarding the demand for office space in New York, Stamford and the U.K., we will determine if additional adjustments to the loss reserve are necessary in relation to the planned subleases of our office space in those locations.

    The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that realization of such benefits is more likely than not. As of December 31, 2001, we have recorded $45.8 million in deferred tax assets related primarily to net operating loss carryforwards. We have not established a valuation allowance against these deferred tax assets as management believes it is more likely than not that such tax benefits will be utilized against future taxable income. However if market conditions remain unfavorable and we continue to operate in a taxable loss position through fiscal 2002, we will reassess the need for a valuation allowance against part or all of the deferred tax assets.

Based on the balances of our deferred tax assets and liabilities at December 31, 2001, the valuation allowance would approximate $40.4 million.

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. The statement provides that assets which have indefinite useful lives will not be amortized, but rather will be tested at least annually for impairment and establishes specific guidelines for the testing of such assets. SFAS No. 142 allows for intangible assets with finite useful lives to continue to be amortized over their useful lives, but provides that those lives will no longer be limited to 40 years. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. Accordingly, beginning in January 2002, we will cease amortizing the remaining carrying value of the goodwill and tradename intangible assets related to the merger with STG, both of which have indefinite useful lives, and the amortization expense for these items will no longer be included in our computations of earnings per share. The goodwill and tradename intangible assets, with carrying values at December 31, 2001 of $183.3 million and $2.2 million, respectively, are currently amortized at a rate of $10.1 million annually. As of December 31, 2001, we have not yet determined if we will incur any impairment charges resulting from the adoption of SFAS No. 142.

    OVERVIEW AND BUSINESS

    On January 31, 2000, Wit Capital Group, Inc. completed a merger with SoundView Technology Group, Inc. ("STG"). From June 2000 to August 2001, the combined company operated as Wit SoundView Group, Inc. and in August 2001, the combined company changed its name to SoundView Technology Group, Inc. All references to "SoundView", the "Company", "us", "our", and "we" refer to the combined company and its subsidiaries subsequent to January 31, 2000. All references to "STG" refer to operations of STG prior to its merger with Wit Capital Group, Inc.

    SoundView Technology Group, Inc. was incorporated on March 27, 1996 and commenced operations in September 1997. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, SoundView Technology Corporation ("STC", formerly Wit SoundView Corporation), Wit Capital Corporation ("WCC"), SoundView Technology Group PLC ("STGE", formerly Wit SoundView Europe Group PLC), SoundView Asset Management, Inc. and SoundView Ventures Corp. (formerly Wit SoundView Ventures Corp.)

    SoundView is a research driven, technology-focused investment banking firm. SoundView produces comprehensive sell-side research on over 230 technology companies. Our brokerage operations provide a variety of sales and trading services to institutional investors. We leverage our technology expertise through a sales force which has a comprehensive understanding of the complex and diverse technologies involved in technology-focused investing. Our investment banking services include public offerings, M&A advisory and private equity placements. Our venture capital operation has established and currently manages a number of venture capital funds that provide investors with the opportunity to participate in technology and Internet related investments.

CURRENT MARKET ENVIRONMENT

    As an investment banking firm, our business and operations are affected by the U.S. and global economic environment and market conditions. The trends in the equity markets, and in particular the market for technology companies, significantly influence the strength of our business operations. We continue to operate under conditions that are unfavorable to potential public equity issuers, which commenced in 2000 and worsened in 2001 as a result of continuing uncertainty regarding the extent of the economic slowdown and the events of September 11, 2001. In 2002, the markets have been affected by the concerns surrounding the collapse of the Enron Corporation in a way that has further slowed investment banking activity.

    The events of September 11, 2001 resulted in the closure of the U.S. Stock Markets for 4 days during which time we earned no revenue from our brokerage operations. However, once the markets reopened our brokerage revenue returned to levels we were experiencing in 2001 prior to September 11. As a result of the continuing market uncertainty, it is not clear when the public equity markets will re-open on terms acceptable to prospective technology issuers and when we will experience a related increase in revenue from public equity offerings. We continue to advise on private equity financings as well as merger and acquisition activity, but are still experiencing a slowdown in these areas.

    Our results of operations prior to January 31, 2000, reflect only the results of Wit Capital Group, Inc. (predecessor to SoundView Technology
Group, Inc.). As a result of the merger with STG on January 31, 2000, we believe that our results of operations from 1999 are not indicative of the results for any future period. The financial information presented and discussed below and elsewhere in this document includes the results of the merger with STG beginning January 31, 2000, the closing date of that merger and the results of the merger with E*OFFERING Corp. ("E*OFFERING") beginning October 16, 2000, the closing date of that merger. Additionally, on February 16, 2001, we acquired a controlling interest in STGE through the purchase of additional shares of common stock. Accordingly, beginning on that date, the results of the operations of STGE have been consolidated with ours.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

REVENUES

    Total revenues for the year ended December 31, 2001 were $163.8 million, compared to $375.5 million for the year ended December 31, 2000 and $48.6 million for the year ended December 31, 1999. This represents a 56% decrease in total reported revenues from 2000 to 2001, primarily attributable to a decrease in investment banking revenue and, to a lesser extent, a decrease in brokerage revenue, write-downs on private equity investments and a decrease in asset management fees. Comparing 1999 to 2000, revenues increased 672% primarily as a result of our merger with STG in January 2000 and the related contributions of its investment banking and institutional brokerage operations.

    Investment banking revenue for the year ended December 31, 2001 was $29.4 million, compared to $200.2 million for the year ended December 31, 2000 and $30.3 million for the year ended December 31, 1999. Investment banking revenue is primarily derived from the public offering of equity securities, and also from mergers and acquisitions and strategic advisory services and private equity offerings. The 85% decrease in investment banking revenue in 2001 as compared to 2000 is attributable to unfavorable issuing conditions for technology companies, which includes lower market valuations and general market and economic uncertainty. The 562% increase in investment banking revenue from 1999 to 2000 is attributable to the merger with STG in January 2000 as well as increased economics in public offerings in which we participated in 2000 and an increased contribution from our mergers and acquisitions advisory services.

    During 2001 we participated in a total of 16 securities offerings, 3 as co-manager and 13 as syndicate member, as compared with 2000 when we participated in 139 public securities offerings, 72 as co-manager and 67 as syndicate member. In 1999 we participated in 128 public securities offerings, 57 as co-manager and 71 as syndicate member. We participated in 11 less offerings in 1999 compared with 2000, but our level of investment banking revenue in 1999 reflects that we were typically receiving a lower economic percentage of the total revenue in those transactions. For the year ended December 31, 2001, our mergers and acquisitions and financial advisory group advised on 14 transactions with a combined value of over $2.2 billion, compared with the year ended December 31, 2000 when we advised on 17 mergers and acquisitions and financial advisory transactions with a combined value of over $8 billion. So long as the stability of the public equity markets remains uncertain and mergers and acquisitions activity remains slow, we do not expect that investment banking revenue will increase significantly from levels achieved in 2001 and could decrease from 2001 levels.

    Brokerage revenue for the year ended December 31, 2001 was $128.9 million, compared to $154.9 million for the year ended December 31, 2000 and $7.1 million for the year ended December 31, 1999. During 2001, brokerage revenue is comprised solely of amounts attributable to our institutional brokerage operations compared to the year ended December 31, 2000 when our institutional operations contributed $146.5 million, and we earned revenues from our retail online brokerage operations of $8.4 million. Comparing 2001 to 2000, and excluding commissions of approximately $7 million earned on September 20, 2001 (a day that we specifically earmarked for donation to the WTC relief efforts) brokerage revenue related to our institutional operations decreased 21% as a result of lower trading revenue derived from our market making operations. As a result of the move to decimal trading in the Nasdaq Stock Market, which began for all stocks in April 2001, narrowing bid-ask spreads and smaller price increments are being experienced and are resulting in a decrease in trading revenue earned from our market making operations. To compensate for the narrowing of bid ask spreads, in April 2001, we began charging commissions on certain Nasdaq trades. As more firms start charging commissions on Nasdaq trades, we believe clients will be more willing to pay these commissions, and we believe these commissions will begin to offset the decrease we have experienced in this revenue. Comparing the year ended December 31, 2000 to 1999, brokerage revenues increased 2,086% as a result of the contribution of our institutional brokerage operations, which became part of our operations as a result of our merger with STG in January 2000, as compared with 1999 when all of our brokerage revenue was derived solely from our retail online brokerage operations.

    Interest and investment income for the year ended December 31, 2001 was $10.2 million, compared to $12.3 million for the year ended December 31, 2000 and $4.7 million for the year ended December 31, 1999. We earn interest income from the investment of cash balances raised through financing activities until the funds are used in our business. Our average monthly cash balance was $185.2 million for 2001 compared to $197.3 million in 2000, and $93.5 million in 1999. Our interest and investment income decreased 17% in 2001 from 2000 as a result of a lower average monthly cash balance and earning a lower interest rate on our interest bearing balances. Our interest and investment income increased 160% from 1999 to 2000, reflecting the positive cash contribution from our operating activities. It is our current policy to pay bonuses and other compensation related payments to employees on a semi-annual basis. Accordingly, our cash balance and the related interest income decreased once such payments were made subsequent to December 31, 2001.

    Asset management fees for the year ended December 31, 2001 were $8.0 million compared to $11.4 million for the year ended December 31, 2000 and $377,000 for the year ended December 31, 1999. For 2001, this revenue is derived primarily from management fees from our series of venture capital funds and from incentive royalties from hedge funds that were formerly managed by STG. Comparing asset management fees earned in the years ended December 31, 2001 and 2000, the 30% decrease in 2001 is attributable primarily to a reduction in the incentive royalties as well as the absence of syndication fees that were received in 2000 related to the organization of the Dawntreader Fund II series of venture capital funds. In 1999, $377,000 in management fee income was derived from the closing of Wit VC Fund I, LP in late 1999, with which we commenced our venture capital operations. In the future, we may establish new venture capital funds and are exploring new opportunities to apply our technology expertise in the asset management sector.

    Gain (loss) on investments for the year ended December 31, 2001 was a loss of $12.9 million, compared to a loss of $3.2 million for the year ended December 31, 2000 and a gain of $6.0 million for the year ended December 31, 1999. For the years ended December 31, 2001 and 2000, the 300% increase in this loss primarily consists of losses from investment partnerships focused on the technology sector and a decline in the value of the Company's contributions to leveraged employee investment funds. As of December 31, 2001, we hold approximately $25.5 million in private equity investments and in investment funds in which the underlying investments are in privately held companies. We carry our investments at fair value, which requires management to make estimates based on available information, which do not necessarily represent the amounts that might ultimately be realized, since such amounts depend on future circumstances and cannot be determined until the investments are actually liquidated. Actual results could differ from those estimates and the differences could be material. We may recognize additional future losses related to our investment portfolio based on specific circumstances surrounding an individual investment or if market conditions decline further in certain sectors.

    For the year ended December 31, 1999, the gain on investments represents the value of common stock warrants received from one client company for which we provided investment banking services.

    Other income for the year ended December 31, 2001 was $0 compared to a loss of $155,000 for the year ended December 31, 2000 and income of $139,000 for the year ended December 31, 1999. For the year ended December 31, 2000 other income consists of an adjustment to reduce estimated advertising revenue related to the sale of banner advertisements on our website. For the year ended December 31, 1999, this income consists of advertising revenue earned from the sale of banner space on our website.

EXPENSES

    Compensation and benefits expense for the year ended December 31, 2001 was $122.0 million, compared to $215.3 million for the year ended December 31, 2000 and $39.0 million for the year ended December 31, 1999. Compensation and benefits expense consists of salaries, bonuses, amortization of restricted stock awards and other benefits paid or provided to the Company's employees. The 43% decrease in compensation and benefits expense from 2000 to 2001 primarily relates to lower incentive compensation accrued on lower revenues and a decrease in personnel from 450 as of December 31, 2000 to 305 as of December 31, 2001. The 452% increase in compensation and benefits expense from 1999 to 2000 primarily relates to an increase in headcount as of December 31, 1999 from 241 to 450 as of December 31, 2000 and increased incentive compensation accrued on a higher revenue base. Although our headcount has fluctuated during the past three years, the decrease in headcount in 2001 resulted primarily from staff reductions due to market conditions and the consolidation of our New York and Stamford offices into one office location in Old Greenwich, Connecticut. The 87% increase in our employee base during fiscal 2000 was attributable to the mergers with STG and E*OFFERING, offset by a reduction in staff employed in our online brokerage operations, which we discontinued in 2000. In March 2002, management decreased the size of its combined U.S. and U.K. employee base to approximately 240 employees as a result of the continued uncertainty surrounding the U.S. and European economic environment.

    Compensation and benefits expense as a percentage of total revenues was 74% for the year ended December 31, 2001 compared to 57% for the year ended
December 31, 2000, and 80% for the year ended December 31, 1999. Comparing 2001 with 2000, the increase in compensation expense as a percentage of total revenues is primarily attributable to salary expense for employees, which represented 24% of total revenues in 2001 as compared with 11% in 2000. Additionally, cash and stock based severance charges related to staff reductions in the year ended December 31, 2001, of $13.2 million, accounted for 8% of total revenues for 2001.

    Amortization of intangible assets and goodwill increased to $41.3 million for the year ended December 31, 2001 from $25.2 million for the year ended December 31, 2000 and $0 for the year ended December 31, 1999. This expense relates to the amortization of intangible assets and goodwill related to mergers with STG and E*OFFERING. The merger with STG, completed on January 31,

2000, resulted in approximately $275 million in intangible assets and goodwill, which, during 2000 and 2001, was expensed on a straight-line basis over various periods ranging from 3 to 20 years. The merger with E*OFFERING, which was completed on October 16, 2000, resulted in approximately $304 million in intangible assets and goodwill, which, during 2001, was amortized on a straight-line basis over 5 and 7 years, respectively. However, the carrying values of goodwill and intangible assets related to the merger with E*OFFERING were reduced in June 2001 as a result of an impairment charge, discussed below. The remaining intangible asset balance related to the strategic alliance between the Company and E*TRADE was reduced to zero in the third quarter of 2001 pursuant to a restructuring of the strategic alliance with E*TRADE, which resulted in a return of stock previously issued to E*TRADE. Accordingly our results of operations for the year ended December 31, 2001 include 3 to 6 months of amortization expense related to the E*OFFERING intangible assets and goodwill, in excess of the expense in 2000.

    As a result of the impairment charge discussed below and strategic alliance restructuring, as of December 31, 2001 the remaining balance of intangible assets and goodwill is all related to the merger with STG. In January 2002, upon adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" (see "New Accounting Pronouncements") we will cease amortization of the goodwill and tradename intangible assets, with carrying values at December 31, 2001 of $180.7 million and $2.2 million, respectively, which are currently amortized at a rate of $10.1 million annually. Accordingly, based on the balances and amortization period of the remaining amortizable intangible assets at December 31, 2001 and an additional write-off of an intangible asset in March 2002 (see Note 20 to the financial statements) we expect amortization expense to decrease to approximately $5.1 million on an annualized basis in 2002. As of December 31, 2001, we have not yet determined if we will incur any impairment charges resulting from the adoption of SFAS No. 142.

    For the year ended December 31, 2001, impairment of intangible and other assets was $260.9 million. Management reviews intangible and other assets whenever circumstances indicate the carrying amount of an asset may not be recoverable. In the second and third quarters of 2001, we recorded an impairment loss of $11.2 million related to our investment in Wit Capital Japan based on our estimate of the total proceeds to be received upon the planned sale of our interest in the entity which was completed in November 2001. Additionally, during June 2001, in light of current economic environment and market conditions, we performed an evaluation of our enterprise value to make a determination as to whether the recorded amounts of goodwill and intangible assets acquired in the mergers with STG and E*OFFERING were potentially impaired. As a result of this analysis, we determined that an adjustment was required to reduce the carrying value of goodwill and other intangible assets to their estimated fair value. After evaluating the projected future cash flows related to the merger with E*OFFERING, it was determined that the goodwill and the strategic alliance agreement related to this merger were impaired. As a result, we recorded an impairment charge of $249.7 million in 2001. The charge was comprised of a write-off of the carrying values of the goodwill and the strategic alliance agreement of $195.4 million and $54.3 million, respectively, based upon a valuation of discounted future cash flows, to adjust both assets to their estimated fair values.

    Brokerage and clearance expense for the year ended December 31, 2001 was $21.1 million, compared to $25.5 million for the year ended December 31, 2000 and $5.3 million for the year ended December 31, 1999. This expense primarily consists of fees paid to independent floor brokers on the New York Stock Exchange for the execution of institutional customer agency trades, as well as amounts paid to our clearing broker for processing and clearing customers' trades. The 17% decrease in brokerage and clearance expense for the year ended December 31, 2001 compared to December 31, 2000 resulted from decreased brokerage revenue and the elimination of expenses related to our online brokerage operations. Brokerage and clearance expense increased 378% from 1999 to 2000 due to the addition of our institutional brokerage operations to our business as a result of the merger with STG. We expect our brokerage and clearance expense to fluctuate to the extent we experience an increase or decrease in related commission revenue.

    Data processing and communications expense for the year ended December 31, 2001 was $11.4 million, compared to $9.6 million for the year ended
December 31, 2000 and $3.4 million for the year ended December 31, 1999. Data processing and communications expense includes costs related to market data services, transaction processing and telephone and other communication charges. Comparing the year ended December 31, 2001 to the year ended December 31, 2000 and likewise, 2000 to 1999, these expenses have increased 19% and 178% respectively, as a result of the merger with STG and the related addition of our institutional brokerage operations. We are currently in the process of consolidating the various market data service contracts as part of an ongoing cost reduction effort, and expect the related expenses to decrease once the consolidation is complete.

    Marketing and business development expense for the year ended December 31, 2001 was $11.4 million, compared to $15.7 million for the year ended
December 31, 2000 and $2.6 million for the year ended December 31, 1999. For the years ended December 31, 2001 and 2000, marketing and business development expense consists primarily of travel, entertainment and costs associated with hosting our technology-focused conferences. Marketing and business development expense in 1999 primarily consisted of travel, entertainment and other costs associated with developing our investment banking business. The 27% decrease from 2000 to 2001 is attributable to a decrease in advertising costs incurred in 2000 as well as a decrease in travel and entertainment expenses resulting from the market slowdown and to a lesser extent, the related reduction in headcount. The 506% increase from 1999 to 2000 is attributable to the merger with STG and the addition of conference costs and additional personnel. In the future, we would expect these expenses to fluctuate to the extent we modify our marketing efforts in response to the changing business environment and market conditions.

    Occupancy expense for the year ended December 31, 2001 was $12.9 million, compared to $5.2 million for the year ended December 31, 2000 and $1.1 million for the year ended December 31, 1999. Occupancy expense includes costs related to leasing office space in Old Greenwich, New York, Stamford, San Francisco and London. The 149% increase from 2000 to 2001 was attributable to the merger with E*OFFERING from which we obtained an additional larger office in San Francisco combined with the subsequent consolidation of three locations in San Francisco and two locations on the east coast. The 367% increase from 1999 to 2000, was a result of adding an office in Stamford as a result of the merger with STG and adding two additional, larger offices in San Francisco as a result of the mergers with STG and E*OFFERING. During 2001, as we reduced headcount we took steps to consolidate our east coast operations into one location in Old Greenwich, Connecticut as well as consolidate our space in San Francisco. As we finalize these plans, we expect occupancy expense to decrease from 2001 levels.

    Depreciation and amortization expense for the year ended December 31, 2001 was $10.8 million, compared to $6.9 million for the year ended December 31, 2000 and $1.6 million for the year ended December 31, 1999. Depreciation and amortization consists primarily of depreciation and amortization of furniture, equipment and leasehold improvements and amortization of computer software. The increases in depreciation and amortization expense of 57% comparing 2001 with 2000, and 328% comparing 2000 with 1999, reflect the increased investments we have made in technology, equipment and facilities as well as the additional facilities and equipment acquired in the mergers with STG and E*OFFERING.

    Professional services expense for the year ended December 31, 2001 was $8.3 million, compared to $9.2 million for the year ended December 31, 2000 and $5.0 million for the year ended December 31, 1999. Professional services expense includes legal, consulting, accounting, and recruiting fees and the costs related to our strategic relationships with the Gartner Group and the Giga Group, which allow us access to their products and services. The 10% decrease from 2000 to 2001 is attributable to fewer consultants' fees, offset by an increase in costs incurred in connection with defending ourselves in litigation. This expense increased 86% from 1999 to 2000 due to the merger with STG and the addition of costs associated with our relationships with the Gartner Group and the Giga Group.

    Technology development expense for the year ended December 31, 2001 was $1.9 million, compared to $5.8 million for the year ended December 31, 2000 and $2.8 million for the year ended December 31, 1999. Comparing the year ended December 31, 2001 to the year ended December 31, 2000, this expense decreased 67% primarily as a result of the discontinuance of our online brokerage operations, offset by continued development and enhancements to our technology infrastructure. Comparing the year ended December 31, 2000 to the year ended December 31, 1999, this expense increased 109% as a result of development costs in 2000 associated with an online brokerage platform and an online auction system for secondary and follow-on offerings, as well as from continued development and enhancements to our technology infrastructure.

    For the year ended December 31, 2000, we recorded an expense of approximately $11.6 million related to the transfer of our online retail brokerage accounts to E*TRADE and the corresponding discontinuance of our retail brokerage operations. This charge included a payment to WCC's clearing agent to terminate its contract, an accrual for severance payments to be made to certain employees whose services would no longer be required, and an expense for all brokerage related assets that we would not employ in our business in the future.

    For the year ended December 31, 2000, we wrote-off computer software and equipment totaling $1.3 million, a decrease from $5.6 million for the year ended December 31, 1999. In December 1999, in light of the rapidly changing environment for after-hours trading and alternative trading systems we wrote-down the majority of computer software and hardware that we had developed or purchased to operate a planned after hours trading system. We estimated the fair value of the assets remaining by determining which assets were utilizable in other areas of the business as well as estimating the potential future cash inflows that might be received from the sale or licensing of part or all of the developed technology. In the first quarter of 2000, as a result of information that became available to us regarding redeployment of the remaining assets, we wrote-off an additional $1.3 million of capitalized costs representing our estimate of the impairment in the value of the remaining assets.

    Loss from the consolidation of office space was $21.8 million for the year ended December 31, 2001. This loss relates to the write off of leasehold improvements, furniture and equipment primarily related to our relocation from New York and Stamford to our new Old Greenwich location of $9.4 million and the establishment of a reserve of $12.4 million related to our lease commitment for an unused portion of our office space in San Francisco, California. Thus far, we have been unsuccessful at negotiating a sublease for the space. In March 2002, as a result of the reduction in headcount, we have decided to further consolidate our office space to increase the likelihood of sublease for the unoccupied portion. Accordingly, at present, we may record an additional loss reserve in the first quarter of 2002 consisting of our lease commitment for the estimated time frame for sublease and the market loss on the additional unused office space over the life of the lease. As we assess market conditions and other factors existing in 2002 regarding the demand for office space in New York, Stamford and the U.K., we will determine if additional adjustments to the loss reserve are necessary in relation to the planned subleases of our office space in those locations.

    The Company recorded a charge of approximately $6.2 million for the year ended December 31, 2001 related to the restructuring of STGE's operations. This charge primarily includes severance and other costs associated with downsizing and re-focusing STGE's operations. STGE's current operations focus on providing technology focused research to the Company's U.S. institutional clients and providing limited investment banking services to European clients. In
March 2002, we purchased from Cazenove & Co. Ltd. its interest in STGE for nominal consideration and we decided to cease formal operations in the U.K. and fold its business operations into ours. We expect to incur additional losses associated with these actions in the first quarter of 2002.

    Other expenses for the year ended December 31, 2001 were $11.0 million, compared to $8.2 million for the year ended December 31, 2000 and $2.5 million for the year ended December 31, 1999. Other expenses includes costs for office supplies, insurance, subscriptions, registrations and other general administrative expenses. Comparing 2001 to 2000, the 34% increase in other expenses related primarily to the donation of net commissions earned on September 20, 2001 of approximately $6 million (gross commissions of $7 million earned less clearing and execution costs) to the World Trade Center relief efforts offset by a decrease in general and administrative costs through an ongoing expense reduction effort. Comparing 2000 to 1999, other expenses increased 222% primarily as a result of the mergers with STG and E*OFFERING.

OTHER

    For the year ended December 31, 2001, we recorded a gain on strategic investment of $1.5 million related to proceeds received from our investments in enba plc and Wit Capital Japan ("WCJ") of $1.2 million and $357,000, respectively, compared to a loss of $13.7 million related to our investment in enba recorded in 2000. In March of 2000, pursuant to a joint venture agreement related to the formation of STGE, we exchanged 1,878,596 million of our shares for 189,748 shares of enba and recorded the value of our investment in enba at approximately $31 million, based on the market value of the shares exchanged. During the latter part of 2000, the parties to the joint venture agreement had been negotiating an unwinding of enba's participation in the joint venture, and in light of these negotiations, we recorded a loss on our investment in enba to reduce its carrying value to $17.3 million, equal to our estimate of the fair value of the shares as of December 31, 2000. For the year ended December 31, 2001, these amounts consist of additional amounts received related to our investments in enba and WCJ.

    Equity in net loss of affiliates and minority interest totaled $8.4 million for the year ended December 31, 2001, $20.1 million for the year ended
December 31, 2000 and $560,000 for the year ended December 31, 1999. Equity in net loss of affiliates represents our proportional share of the losses incurred by WCJ and STGE (prior to acquiring a controlling interest in STGE in February 2001) based on our ownership interest in each entity. Minority interest in the earnings of STGE represents recognition of the 18% interest in that entity held by Cazenove. Comparing 1999 with 2000, equity in net loss of affiliates increased 3,483%, as both entities had commenced limited operations in 1999, as compared to 2000, when both WCJ and STGE spent the majority of the year hiring staff, building an infrastructure and incurring other costs related to preparing to commence operations. Comparing 2000 to 2001, this loss decreased 48% as a result of incurring only nine months of losses related to our investment in WCJ and as a result of acquiring an 82% interest in STGE in February 2001, and therefore consolidating its results of operations with our own. In the third quarter of 2001, we wrote down the value of our investment in WCJ based on the expected proceeds from the planned sale of our investment, which was completed in November 2001. This loss of approximately $11.2 million was recorded as an impairment charge, and reduced the carrying value of our investment to its fair value. On February 16, 2001, we participated in a rights offering to purchase additional shares in STGE for an aggregate purchase price of approximately $8.2 million, increasing our ownership percentage to a controlling interest of approximately 82%. On March 15, 2002, the Company acquired Cazenove & Co.'s interest in STGE, for a nominal amount, increasing the Company's ownership interest in STGE to 99.9%. Accordingly, 99.9% of the results of operations of STGE will be consolidated with ours commencing March 15, 2002. Additionally, during the first quarter of 2002, the Company formalized a plan to fold the remaining operations of STGE into its U.S. operations, and a loss related to this decision will be recorded in the first quarter.

    For the year ended December 31, 2001, we recorded an income tax benefit of $51.3 million compared to $24.1 million income tax expense for the year ended December 31, 2000 and $0 for the year ended December 31, 1999. We record a provision or benefit for income taxes based on our estimated taxable income and periodically assess the need for valuation allowances based on our estimation of future taxable earnings. Our effective tax rate differs from the federal statutory rate as a result of certain non-deductible expenses, primarily goodwill, and state and local income taxes. As of December 31, 2001, we have recorded $45.8 million in deferred tax assets related primarily to net operating loss carryforwards. We have not established a valuation allowance against these deferred tax assets as management believes it is more likely than not that such tax benefits will be utilized against future taxable income. However if market conditions remain unfavorable and we continue to operate in a taxable loss position through fiscal 2002, we will reassess the need for a valuation allowance against part or all of the deferred tax assets. Based on the balances of our deferred tax assets and liabilities at December 31, 2001, the valuation allowance would approximate $40.4 million.

LIQUIDITY AND CAPITAL RESOURCES

    From 1996 to mid 1999, we satisfied our cash requirements primarily through private placements of common stock and convertible preferred stock. During
June 1999 we completed an initial public offering of our common stock in which we issued 8,740,000 shares at $9.00 per share. We received $72.8 million in cash proceeds, net of underwriting discounts and offering costs, from the offering and an approximate $57.0 million from private placements of our equity in that year. In January 2000, we completed the merger with STG and in fiscal 2000 we experienced positive cash flow from our operating activities. As of December 31, 2001, we had a balance of $181 million in cash and cash equivalents, which was reduced to approximately $154 million after year end bonus payments. We do not currently anticipate any capital expenditures or investments in 2002 that would bring our cash balance significantly below its current level. Additionally, in March 2002 we undertook a business review focused on reducing our cost structure in an effort to generate positive cash flow from operations over the last 9 months of 2002 in varying market conditions.

    Net cash provided by operating activities was $13.5 million for the year ended December 31, 2001, $68.6 million for the year ended December 31, 2000, compared to net cash used in operating activities of $8.9 million for the year ended December 31, 1999. Cash provided by operating activities for the year ended December 31, 2001 was primarily from a net loss of $332.7 million, offset by non-cash adjustments of $311.3 million, a net decrease in operating liabilities of $98.2 million, a cumulative translation adjustment of $2.5 million, and a decrease in operating assets of $135.6 million. Cash provided by operating activities for the year ended December 31, 2000 was primarily from a net loss of $22.0 million, non-cash adjustments of $97.7 million, a net increase in operating assets of $62.5 million, offset by a net increase in operating liabilities of $55.4 million. Cash used in operating activities for the year ended December 31, 1999 was primarily from a net loss of $20.9 million, non-cash adjustments of $8.1 million, an increase in operating assets of $13.6 million that was offset by a net increase in operating liabilities of $17.5 million.

    Net cash provided by operations could be negatively impacted by a number of factors, including potential losses on private equity investments, including the venture capital and employee investment funds, in which the underlying investments are in privately held companies. We carry our investments, approximately $25.5 million as of December 31, 2001, at fair value which requires management to make estimates based on available information, which do not necessarily represent the amounts that might ultimately be realized, since such amounts depend on future circumstances and cannot be determined until the investments are actually liquidated. Actual results could differ from those estimates and the differences could be material. We may recognize additional future losses related to our investment portfolio based on specific circumstances surrounding an individual investment or if market conditions decline further in certain sectors.

    Net cash used in investing activities was $16.2 million for the year ended December 31, 2001, compared to net cash provided by investing activities of $67.0 million for the year ended December 31, 2000 and net cash used in investing activities of $129.3 million for the year ended December 31, 1999. Net cash used in investing activities for the year ended December 31, 2001 was primarily for purchases of computer software and furniture, equipment and leasehold improvements of $20.0 million, offset by cash received in the acquisition of STGE and the sale of WCJ of $3.2 million. Net cash provided by investing activities for the year ended December 31, 2000 was primarily from sales of short-term investments of $146.1 million offset by purchases of short-term investments of $43.7 million, the acquisition of STG for $6.8 million (net of cash received), an additional investment in WCJ of $18.9 million and purchases of computer software and furniture, equipment and leasehold improvements of $10.0 million. Net cash used in investing activities for the year ended December 31, 1999 was primarily for an investment in STGE of $5.6 million, net purchases of short-term investments of $108.6 million, purchases of furniture, equipment and leasehold improvements of $6.6 million and purchases and development of computer software of $8.4 million.

    Net cash used in financing activities was $18.2 million for the year ended December 31, 2001, compared to net cash provided by financing activities of $36.7 million for the year ended December 31, 2000 and $132.5 million for the year ended December 31, 1999. Net cash used in financing activities for the year ended December 31, 2001 was primarily the result of $12.2 million in repurchases of our common stock through our repurchase program and $10.3 million in repurchases of our Class B common stock from The Goldman Sachs Group, Inc., offset by proceeds from employee stock option exercises of $3.6 million and note repayments of approximately $700,000. For the year ended December 31, 2000, net cash provided by financing activities resulted primarily from issuances of common stock totaling $46.1 million which consists primarily of employee stock option exercises and the sale of 2 million shares of our common stock to each of E*TRADE and certain affiliates of General Atlantic Partners, offset by $12.1 million in repurchases of our common stock through our repurchase program. For the year ended December 31, 1999, cash provided by financing activities resulted primarily from net proceeds of $72.8 million received from the initial public offering of our common stock and from $24.9 million in net proceeds received from the issuance of our Series E preferred stock, subsequently converted into Class B common stock, and the sale of warrants to The Goldman Sachs Group, Inc. and from $31.5 million received from issuances of our Series D preferred stock, now common stock, in private placements.

COMMITMENTS

    We currently have several noncancelable operating leases covering office space in New York, Old Greenwich and Stamford, Connecticut, San Francisco, California and London. The leases include scheduled rent increases and have various expirations ranging from 2001 to 2011. Future lease commitments over that period total approximately $76.6 million and are detailed in the table below.

    The Company is obligated under three noncancelable leases for office space that it does not occupy. Included in the table below are commitments one of those leases in San Francisco, California totaling $8.5 million, however sublease payments for the life of the lease totaling $9.0 million are not included as an offset to the future minimum payments. Also included in the table below are future commitments of $18.4 million related to another lease in San Francisco, California and a lease in Stamford, Connecticut. As of December 31, 2001, we have recorded $12.5 million in reserves for the decline in market value of these leases which we are currently attempting to sublet. To the extent that we are unsuccessful, or if our sublessees default, we will be responsible in future periods for the payments shown below.

                                                                MINIMUM
                                                                 LEASE
                                                              OBLIGATION
                                                              -----------
Year ending December 31:
  2002......................................................  $ 9,564,231
  2003......................................................    9,569,988
  2004......................................................    9,728,381
  2005......................................................   10,195,247
  2006......................................................    8,952,590
  Thereafter................................................   28,546,438
                                                              -----------
  Total.....................................................  $76,556,875
                                                              ===========

NEW ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. The statement provides that assets which have indefinite useful lives will not be amortized, but rather will be tested at least annually for impairment and establishes specific guidelines for the testing of such assets. SFAS No. 142 allows for intangible assets with finite useful lives to continue to be amortized over their useful lives, but provides that those lives will no longer be limited to 40 years. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. Accordingly, beginning in January 2002, we will cease amortizing the remaining carrying value of the goodwill and tradename intangible assets related to the merger with STG, both of which have indefinite useful lives, and the amortization expense for these items will no longer be included in our computations of earnings per share. The goodwill and tradename intangible assets, with carrying values at December 31, 2001 of $180.7 million and $2.2 million, respectively, are currently amortized at a rate of $10.1 million annually. As of December 31, 2001, we have not yet determined if we will incur any impairment charges resulting from the adoption of SFAS No. 142.

    In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not believe the implementation of SFAS No. 144 will have a material impact on the Company's consolidated financial statements.

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

MARKET RISK

    We may act as a principal to facilitate customer-related transactions in financial instruments, which exposes the firm to market risks. We make markets in over 240 equity securities. To facilitate this business, we maintain securities inventories to facilitate customer transactions. Our management believes its practice of monitoring market risk very closely and we believe that our risk management results in a carefully controlled exposure to market volatility that should reduce our exposure to earnings volatility. Managing market risk exposure includes limiting firm commitments by position level both long and short for all securities traded and limiting the type of trades that can occur in each inventory account.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Index to Consolidated Financial Statements..................   F-1
Report of Independent Public Accountants....................   F-2
Consolidated Statements of Financial Condition as of
  December 31, 2001 and 2000................................   F-3
Consolidated Statements of Operations for the years ended
  December 31, 2001, 2000 and 1999..........................   F-4
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 2001, 2000 and 1999......   F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999..........................   F-8
Notes to Consolidated Financial Statements..................  F-10
Schedule to Consolidated Financial Statements...............  F-24
Notes to Schedule to Consolidated Financial Statements......  F-31

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information called for by Item 10 will be set forth under the caption "Election of Directors" in the Company's 2001 Proxy Statement, which will be filed not later than 120 days after the end of the Company's fiscal year ended December 31, 2001 and which is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information called for by Item 11 will be set forth under the caption "Executive Compensation" in the Company's 2001 Proxy Statement, which will be filed not later than 120 days after the end of the Company's fiscal year ended December 31, 2001 and which is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information called for by Item 12 will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's 2001 Proxy Statement, which will be filed not later than 120 days after the end of the Company's fiscal year ended December 31, 2001 and which is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information called for by Item 13 will be set forth under the caption "Certain Relationships and Related Transactions" in the Company's 2001 Proxy Statement, which will be filed not later than 120 days after the end of the Company's fiscal year ended December 31, 2001 and which is incorporated herein by this reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report on Form 10-K:

1.  FINANCIAL STATEMENTS OF SOUNDVIEW TECHNOLOGY GROUP, INC.

    The following consolidated financial statements of SoundView Technology Group, Inc, and subsidiaries and the related notes thereto are filed as a part of this report pursuant to Item 8, beginning on page F-1:

    Report of Independent Public Accountants
    Consolidated Statements of Financial Condition as of
      December 31, 2001 and 2000
    Consolidated Statements of Operations for the years ended
      December 31, 2001, 2000 and 1999
    Consolidated Statements of Changes in Stockholders' Equity
      for the years ended December 31, 2001, 2000 and 1999
    Consolidated Statements of Cash Flows for the years ended
      December 31, 2001, 2000 and 1999
    Notes to Consolidated Financial Statements
    Schedule to Consolidated Financial Statements
    Notes to Schedule to Consolidated Financial Statements

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

         3.3            Certificate of Ownership and Merger merging SoundView
                        Technology Group, Inc. into Wit SoundView Group, Inc.
                        (Incorporated by reference to Exhibit 3.3 to the quarterly report on Form 10-Q of SoundView Technology Group, Inc. for the period ended September 30, 2001)

        10.1*           Stock Incentive Plan of SoundView Technology Group, Inc. as
                        amended October 17, 2001 (Incorporated by reference to
                        Exhibit 10.1 to the quarterly report on Form 10-Q of
                        SoundView Technology Group, Inc. for the period ended
                        September 30, 2001).

        10.7*           Amendment to Employment Agreement between Soundview
                        Technology Group, Inc. and   Robert H. Lessin dated
                        October 22, 2001 (Incorporated by reference to Exhibit 10.7 to the quarterly report on Form 10-Q of SoundView Technology
                        Group, Inc. for the period ended September 30, 2001).

        10.8*           Separation Agreement with Russell Crabs dated August 22,
                        2001 (Incorporated by reference to Exhibit 10.14 to the periodic report on Form 8-K of SoundView Technology
                        Group, Inc. dated September 14, 2001).

        10.9 Standstill Agreement, dated as of December 4, 2001, by and between SoundView Technology Group, Inc., General Atlantic
                        Partners, LLC, General Atlantic Partners 61, L.P and GAP
                        Coinvestment Partners, L.P.

        21.1            List of subsidiaries of SoundView Technology Group, Inc.

        23.1            Consent of Arthur Andersen LLP with regard to the financial statements of SoundView Technology Group, Inc.

        24.1            Powers of Attorney (included on signature page).

        99.1            Letter to Commission Pursuant to Temporary Note 3T

(b) Reports on Form 8-K

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

    On November 16, 2001, the Company filed a current report on Form 8-K describing the terms of the Company's Separation Agreement with Russell Crabs.

    On December 5, 2001, the Company filed a current report on Form 8-K describing the terms of the Company's repurchase of its Class B Common Stock from The Goldman Sachs Group, Inc. and the terms of the Company's Standstill Agreement with General Atlantic Partners LLC and certain of its affiliates.

(C) SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of New York, the State of New York, on the 28th day of March 2001.

                                                       SOUNDVIEW TECHNOLOGY GROUP, INC.

                                                       By:              /s/ MARK F. LOEHR
                                                            -----------------------------------------
                                                                          Mark F. Loehr
                                                                     CHIEF EXECUTIVE OFFICER

                                                       By:          /s/ JENNIFER M. FLEISSNER
                                                            -----------------------------------------
                                                                      Jennifer M. Fleissner
                                                                     CHIEF FINANCIAL OFFICER

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark F. Loehr and Jennifer M. Fleissner, and each of them, with full power to act without the other, such person's true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this report, any and all amendments thereto and to file the same, with exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                  /s/ MARK F. LOEHR                    Chief Executive Officer and
     -------------------------------------------         Director (Principal           March 22, 2002
                    Mark F. Loehr                        Executive Officer)

                /s/ RUSSSEL D. CRABS
     -------------------------------------------       Director                        March 25, 2002
                  Russell D. Crabs

                 /s/ WILLIAM E. FORD
     -------------------------------------------       Director                        March 25, 2002
                   William E. Ford

                /s/ JOHN H. N. FISHER
     -------------------------------------------       Director                        March 27, 2002
                  John H. N. Fisher

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
              /s/ EDWARD H. FLEISCHMAN
     -------------------------------------------       Director                        March 25, 2002
                Edward H. Fleischman

               /s/ JOSEPH R. HARDIMAN
     -------------------------------------------       Director                        March 28, 2002
                 Joseph R. Hardiman

                 /s/ ANDREW D. KLEIN
     -------------------------------------------       Director                        March 25, 2002
                   Andrew D. Klein

     -------------------------------------------       Director                        March   , 2002
                  Robert H. Lessin

                /s/ GILBERT C. MAURER
     -------------------------------------------       Director                        March 22, 2002
                  Gilbert C. Maurer

              /s/ JENNIFER M. FLEISSNER                Chief Financial Officer
     -------------------------------------------         (Principal Financial and      March 28, 2002
                Jennifer M. Fleissner                    Accounting Officer)

               SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants....................  F-2

Consolidated Statements of Financial Condition as of
  December 31, 2001 and 2000................................  F-3

Consolidated Statements of Operations for the years ended
  December 31, 2001, 2000 and 1999..........................  F-4

Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 2001, 2000 and 1999......  F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999..........................  F-8

Notes to Consolidated Financial Statements..................  F-10

Schedule to Consolidated Financial Statements...............  F-24

Notes to Schedule to Consolidated Financial Statements......  F-31

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of SoundView Technology Group, Inc.:

    We have audited the accompanying consolidated statements of financial condition of SoundView Technology Group, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001, and 2000 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SoundView Technology Group, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

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

Arthur Andersen LLP

New York, New York
January 21, 2002

               SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                           DECEMBER 31, 2001 AND 2000

                                                                  2001           2000
                                                              ------------   ------------
                           ASSETS
CASH AND CASH EQUIVALENTS...................................  $163,852,686   $184,788,892
RECEIVABLE FROM CLEARING BROKER.............................    17,172,354     96,664,731
SECURITIES OWNED, at market or fair value...................     5,731,168      9,170,897
INVESTMENT BANKING FEES RECEIVABLE..........................     1,928,023     13,507,616
INVESTMENTS.................................................    25,529,042     50,055,639
INVESTMENTS IN AFFILIATES...................................            --     21,341,809
INTANGIBLE ASSETS, net of accumulated amortization of
  $31,572,101 and $25,176,159 at December 31, 2001 and
  December 31, 2000, respectively
    Goodwill................................................   180,701,610    401,744,007
    Strategic alliance agreement............................            --     82,991,667
    Institutional client relationships......................    57,389,591     61,464,587
    Other...................................................     5,693,605      8,096,942
FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net of
  accumulated depreciation and amortization of $11,455,964
  and $9,294,769 at December 31, 2001 and December 31, 2000,
  respectively..............................................    19,729,961     19,745,402
COMPUTER SOFTWARE, net of accumulated amortization of
  $601,561 and $166,845 at December 31, 2001 and December
  31, 2000, respectively....................................       655,879      1,178,473
PREPAID EXPENSES............................................     2,332,753      3,287,777
DEFERRED TAX AND OTHER ASSETS...............................    49,091,547     43,694,155
                                                              ------------   ------------
    Total assets............................................  $529,808,219   $997,732,594
                                                              ============   ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Securities sold but not yet purchased, at market value....  $    283,747   $    357,359
  Accounts payable and accrued expenses.....................     9,640,382     15,053,362
  Accrued compensation......................................    36,396,217    129,050,585
  Deferred tax liabilities..................................    26,568,637     51,597,127
  Other liabilities.........................................    20,946,443      7,021,564
                                                              ------------   ------------
    Total liabilities.......................................    93,835,426    203,079,997
                                                              ------------   ------------
STOCKHOLDERS' EQUITY:
  Preferred Stock, $.001 par value, 30,000,000 shares
    authorized, no shares outstanding at December 31, 2001
    and 2000................................................            --             --
  Common Stock, $.01 par value, 500,000,000 shares
    authorized, 131,637,702 and 111,060,242 shares issued at
    December 31, 2001 and 2000, respectively................     1,316,377      1,110,602
  Common Stock, Class B, $.01 par value, 75,000,000 shares
    authorized, 11,666,666 shares issued and outstanding at
    December 31, 2000.......................................            --        116,667
  Additional paid-in capital................................   909,903,822    897,103,173
  Accumulated deficit.......................................  (389,128,916)   (56,423,230)
  Notes receivable from stockholders........................    (8,537,951)   (15,275,896)
  Deferred compensation.....................................   (19,790,348)   (19,698,951)
  Cumulative translation adjustment.........................    (2,544,122)            --
  Treasury Stock, at cost, 23,659,959 and 2,095,788 shares
    at December 31, 2001 and 2000, respectively.............   (55,246,069)   (12,279,768)
                                                              ------------   ------------
    Total stockholders' equity..............................   435,972,793    794,652,597
                                                              ------------   ------------
    Total liabilities and stockholders' equity..............  $529,808,219   $997,732,594
                                                              ============   ============

 The accompanying notes are an integral part of these consolidated statements.

               SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                         2001            2000           1999
                                                     -------------   ------------   ------------
REVENUES:
  Investment banking...............................  $  29,430,840   $200,239,440   $ 30,269,532
  Brokerage........................................    128,949,247    154,928,197      7,087,700
  Interest and investment income...................     10,206,364     12,276,022      4,716,824
  Asset management fees............................      8,043,851     11,449,342        376,966
  Gain (loss) on investments.......................    (12,859,905)    (3,213,202)     6,027,725
  Other income.....................................             --       (155,140)       138,804
                                                     -------------   ------------   ------------
    Total revenues.................................    163,770,397    375,524,659     48,617,551
                                                     -------------   ------------   ------------
EXPENSES:
  Compensation and benefits........................    122,004,122    215,318,644     39,013,625
  Amortization of intangible assets and goodwill...     41,306,126     25,176,159             --
  Impairment of intangible and other assets........    260,920,149             --             --
  Brokerage and clearance..........................     21,090,947     25,537,532      5,346,959
  Data processing and communications...............     11,443,941      9,587,089      3,449,259
  Marketing and business development...............     11,398,397     15,711,361      2,594,222
  Occupancy........................................     12,864,604      5,176,976      1,108,770
  Depreciation and amortization....................     10,814,812      6,894,094      1,609,492
  Professional services............................      8,252,804      9,208,958      4,952,832
  Technology development...........................      1,908,077      5,780,940      2,771,792
  Discontinuance of retail brokerage operations....             --     11,605,401             --
  Write-off of computer software and equipment.....             --      1,339,772      5,565,247
  Loss from consolidation of office space..........     21,761,905             --             --
  Restructuring costs..............................      6,198,667             --             --
  Other............................................     10,990,388      8,209,551      2,548,829
                                                     -------------   ------------   ------------
    Total expenses.................................    540,954,939    339,546,477     68,961,027
                                                     -------------   ------------   ------------
    Income (loss) from operations..................   (377,184,542)    35,978,182    (20,343,476)
    Gain (loss) on strategic investments...........      1,548,538    (13,727,858)            --
                                                     -------------   ------------   ------------
Income (loss) before income taxes, equity in net
loss of
  affiliates and minority interest.................   (375,636,004)    22,250,324    (20,343,476)
Provision (benefit) for income taxes...............    (51,314,513)    24,129,194             --
                                                     -------------   ------------   ------------
Loss before equity in net loss of affiliates and
minority
  interest.........................................   (324,321,491)    (1,878,870)   (20,343,476)
  Equity in net loss of affiliates.................    (10,477,927)   (20,080,004)      (560,439)
  Minority interest in net loss of subsidiary......      2,093,732             --             --
                                                     -------------   ------------   ------------
Net loss...........................................  $(332,705,686)  $(21,958,874)  $(20,903,915)
                                                     =============   ============   ============
NET LOSS PER SHARE:
  Basic............................................  $       (3.13)  $      (0.26)  $      (0.52)
  Diluted..........................................  $       (3.13)  $      (0.26)  $      (0.52)
WEIGHTED AVERAGE SHARES USED IN THE COMPUTATION OF
NET LOSS PER SHARE:
  Basic............................................    106,222,699     84,551,145     39,909,794
  Diluted..........................................    106,222,699     84,551,145     39,909,794

 The accompanying notes are an integral part of these consolidated statements.

               SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                           OLD         NEW       CLASS B       CLASS C       ADDITIONAL    CUMULATIVE
                            PREFERRED    COMMON      COMMON      COMMON        COMMON         PAID-IN      TRANSLATION
                              STOCK       STOCK       STOCK       STOCK         STOCK         CAPITAL      ADJUSTMENT
                            ---------   ---------   ---------   ---------   -------------   ------------   -----------
STOCKHOLDERS' EQUITY,
  December 31, 1998.......  $ 271,391   $ 112,647   $      --   $      --   $          --   $ 39,534,657    $     --
Issuance of common stock
  in initial public
  offering, net...........         --          --      87,400          --              --     72,689,869          --
Issuance of common
  stock...................         --      15,330       4,718          --           6,835      3,921,188          --
Issuance of common stock
  for notes receivable....         --      47,595          --          --              --      8,919,642          --
Issuance of Series D
  Preferred Stock.........    214,001          --          --          --              --     31,362,528          --
Issuance of Series E
  Preferred Stock.........    116,667          --          --          --              --     24,741,546          --
Conversion of Old Common
  Stock to Class C
  Common..................         --    (175,572)         --          --         175,572             --          --
Conversion of Class C to
  New Common Stock........         --          --     524,180          --        (524,180)            --          --
Conversion of Series A
  through E Preferred to
  Class B and C Common....   (602,059)         --          --     116,667         339,773        145,619          --
Issuance of restricted
  stock to employees......         --          --          --          --           2,000      3,642,880          --
Compensation expense on
  restricted stock
  grants..................         --          --          --          --              --             --          --
Increase in equity
  investment in affiliate
  resulting from issuance
  of stock................         --          --          --          --              --     11,819,830          --
Net loss..................         --          --          --          --              --             --          --
                            ---------   ---------   ---------   ---------   -------------   ------------    --------
STOCKHOLDERS' EQUITY,
  December 31, 1999.......         --          --     616,298     116,667              --    196,777,759          --
Issuance of common
  stock...................         --          --      70,057          --              --     45,797,956          --
Issuance of common stock
  for notes receivable....         --          --         750          --              --        978,938          --
Repurchases of common
  stock...................         --          --          --          --              --             --          --
Notes receivable acquired
  in STG and E*OFFERING
  mergers.................         --          --          --          --              --             --          --

                                              NOTES
                                            RECEIVABLE
                            ACCUMULATED        FROM         DEFERRED       TREASURY
                              DEFICIT      STOCKHOLDERS   COMPENSATION      STOCK           TOTAL
                            ------------   ------------   ------------   ------------   -------------
STOCKHOLDERS' EQUITY,
  December 31, 1998.......  $(13,560,441)  $ (5,750,000)  $        --    $        --    $  20,608,254
Issuance of common stock
  in initial public
  offering, net...........            --             --            --             --       72,777,269
Issuance of common
  stock...................            --             --            --             --        3,948,071
Issuance of common stock
  for notes receivable....            --     (9,583,070)           --             --         (615,833)
Issuance of Series D
  Preferred Stock.........            --             --            --             --       31,576,529
Issuance of Series E
  Preferred Stock.........            --             --            --             --       24,858,213
Conversion of Old Common
  Stock to Class C
  Common..................            --             --            --             --               --
Conversion of Class C to
  New Common Stock........            --             --            --             --               --
Conversion of Series A
  through E Preferred to
  Class B and C Common....            --             --            --             --               --
Issuance of restricted
  stock to employees......            --             --    (3,644,880)            --               --
Compensation expense on
  restricted stock
  grants..................            --             --       333,115             --          333,115
Increase in equity
  investment in affiliate
  resulting from issuance
  of stock................            --             --            --             --       11,819,830
Net loss..................   (20,903,915)            --            --             --      (20,903,915)
                            ------------   ------------   -----------    ------------   -------------
STOCKHOLDERS' EQUITY,
  December 31, 1999.......   (34,464,356)   (15,333,070)   (3,311,765)            --      144,401,533
Issuance of common
  stock...................            --             --            --        437,494       46,305,507
Issuance of common stock
  for notes receivable....            --       (979,688)           --             --               --
Repurchases of common
  stock...................            --        596,560            --    (12,717,262)     (12,120,702)
Notes receivable acquired
  in STG and E*OFFERING
  mergers.................            --     (2,306,269)           --             --       (2,306,269)

               SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                           OLD         NEW      CLASS B    CLASS C    ADDITIONAL    CUMULATIVE
                             PREFERRED    COMMON     COMMON      COMMON     COMMON      PAID-IN     TRANSLATION   ACCUMULATED
                               STOCK      STOCK       STOCK      STOCK      STOCK       CAPITAL     ADJUSTMENT      DEFICIT
                             ---------   --------   ---------   --------   --------   -----------   -----------   -----------
Repayments of notes
  receivable...............        --        --            --        --        --              --          --             --
Issuance of common stock in
  STG merger...............        --        --       113,647        --        --     290,889,835          --             --
Issuance of common stock in
  E*OFFERING merger........        --        --       272,366        --        --     301,618,006          --             --
Issuance of restricted
  stock to employees.......        --        --        20,611        --        --      22,641,480          --             --
Deferred compensation on
  unvested replacement
  options..................        --        --            --        --        --              --          --             --
Compensation expense on
  restricted stock grants
  and unvested replacement
  options..................        --        --            --        --        --              --          --             --
Forfeitures of restricted
  stock grants and unvested
  options..................        --        --        (1,913)       --        --      (1,864,326)         --             --
Tax benefit on
  non-qualified option
  exercises................        --        --            --        --        --       6,948,852          --             --
Issuance of common stock
  for strategic
  investment...............        --        --        18,786        --        --      30,978,048          --             --
Modifications of stock
  based awards.............        --        --            --        --        --       2,336,625          --             --
Net loss...................        --        --            --        --        --              --          --     (21,958,874)
                             --------    --------   ---------   -------    --------   -----------    --------     -----------

STOCKHOLDERS' EQUITY,
  December 31, 2000........        --        --     1,110,602   116,667        --     897,103,173          --     (56,423,230)
Issuances of common
  stock....................        --        --        24,806        --        --       3,581,669          --             --
Cancellation of common
  stock for notes
  receivable...............        --        --       (16,860)       --        --      (5,032,333)         --             --
Purchases of treasury
  stock....................        --        --            --        --        --              --          --             --
Purchase of treasury stock
  for note receivable......        --        --            --        --        --              --          --             --
Repayments of notes
  receivable...............        --        --            --        --        --              --          --             --
Issuance of restricted
  stock to employees.......        --        --        82,896        --        --      13,930,000          --             --

                                   NOTES
                                RECEIVABLE              DEFERRED
                             FROM STOCKHOLDERS        COMPENSATION         TREASURY STOCK      TOTAL
                             -----------------   -----------------------   --------------   -----------
Repayments of notes
  receivable...............       2,746,571                           --             --       2,746,571
Issuance of common stock in
  STG merger...............              --                           --             --     291,003,482
Issuance of common stock in
  E*OFFERING merger........              --                           --             --     301,890,372
Issuance of restricted
  stock to employees.......              --                  (22,662,091)            --              --
Deferred compensation on
  unvested replacement
  options..................              --                   (2,021,276)            --      (2,021,276)
Compensation expense on
  restricted stock grants
  and unvested replacement
  options..................              --                    6,062,586             --       6,062,586
Forfeitures of restricted
  stock grants and unvested
  options..................              --                    2,233,595             --         367,356
Tax benefit on
  non-qualified option
  exercises................              --                           --             --       6,948,852
Issuance of common stock
  for strategic
  investment...............              --                           --             --      30,996,834
Modifications of stock
  based awards.............              --                           --             --       2,336,625
Net loss...................              --                           --             --     (21,958,874)
                                -----------      -----------------------    -----------     -----------
STOCKHOLDERS' EQUITY,
  December 31, 2000........     (15,275,896)                 (19,698,951)   (12,279,768)    794,652,597
Issuances of common
  stock....................              --                           --             --       3,606,475
Cancellation of common
  stock for notes
  receivable...............       5,049,193                           --             --              --
Purchases of treasury
  stock....................              --                           --    (12,164,340)    (12,164,340)
Purchase of treasury stock
  for note receivable......         975,000                           --       (996,827)        (21,827)
Repayments of notes
  receivable...............         713,752                           --             --         713,752
Issuance of restricted
  stock to employees.......              --                  (12,300,346)            --       1,712,550

               SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                          OLD         NEW        CLASS B    CLASS C     ADDITIONAL    CUMULATIVE
                            PREFERRED    COMMON      COMMON      COMMON      COMMON      PAID-IN      TRANSLATION    ACCUMULATED
                              STOCK      STOCK       STOCK        STOCK      STOCK       CAPITAL      ADJUSTMENT       DEFICIT
                            ---------   --------   ----------   ---------   --------   ------------   -----------   -------------
Compensation expense on
  restricted stock grants
  and unvested replacement
  options.................      --          --             --          --       --               --           --               --
Forfeitures of restricted
  stock grants and
  unvested replacement
  options.................      --          --         (1,734)         --       --       (3,134,623)          --               --
Restructuring of E*TRADE
  strategic alliance
  agreement...............      --          --             --          --       --               --           --               --
Tax benefit on
  non-qualified option
  exercises...............      --          --             --          --       --         (822,655)          --               --
Cumulative translation
  adjustment..............      --          --             --          --       --               --   (2,544,122)              --
Purchase of treasury stock
  and conversion of Class
  B to common stock.......      --          --        116,667    (116,667)      --               --           --               --
Modifications of stock
  based awards............      --          --             --          --       --        4,278,591           --               --
Net loss..................      --          --             --          --       --               --           --     (332,705,686)
                              ----        ----     ----------   ---------     ----     ------------   -----------   -------------
STOCKHOLDERS' EQUITY,
  December 31, 2001.......    $ --        $ --     $1,316,377   $      --     $ --     $909,903,822   $(2,544,122)  $(389,128,916)
                              ====        ====     ==========   =========     ====     ============   ===========   =============

                               NOTES
                             RECEIVABLE
                                FROM            DEFERRED          TREASURY
                            STOCKHOLDERS      COMPENSATION         STOCK          TOTAL
                            ------------   ------------------   ------------   ------------
Compensation expense on
  restricted stock grants
  and unvested replacement
  options.................           --            9,072,592              --      9,072,592
Forfeitures of restricted
  stock grants and
  unvested replacement
  options.................           --            3,136,357              --             --
Restructuring of E*TRADE
  strategic alliance
  agreement...............           --                   --     (19,405,655)   (19,405,655)
Tax benefit on
  non-qualified option
  exercises...............           --                   --              --       (822,655)
Cumulative translation
  adjustment..............           --                   --              --     (2,544,122)
Purchase of treasury stock
  and conversion of Class
  B to common stock.......           --                   --     (10,399,479)   (10,399,479)
Modifications of stock
  based awards............           --                   --              --      4,278,591
Net loss..................           --                   --              --   (332,705,686)
                            -----------    ------------------   ------------   ------------
STOCKHOLDERS' EQUITY,
  December 31, 2001.......  $(8,537,951)   $     (19,790,348)   $(55,246,069)  $435,972,793
                            ===========    ==================   ============   ============

               SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                 2001            2000           1999
                                                             -------------   ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.................................................  $(332,705,686)  $(21,958,874)  $ (20,903,915)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities--
    Deferred tax expense (benefit).........................    (46,183,285)    19,475,707              --
      Depreciation and amortization........................     52,120,938     32,070,253       1,609,492
      Equity in net loss of affiliates.....................     10,477,927     20,080,004         560,439
      Non-cash charges related to discontinuance of
        brokerage operations...............................             --      2,630,255              --
      Loss on strategic investment.........................             --     13,727,858              --
      Impairment of intangible and other assets............    260,920,149             --              --
      Non-cash restructuring charges.......................      1,090,000             --              --
      Write-off of computer software and equipment.........             --      1,339,772       5,565,247
      Loss from consolidation of office space, net of cash
        payments...........................................     20,871,907             --              --
      Compensation expense on stock-based awards...........     12,177,766      8,398,964         333,115
      Other................................................       (116,954)            --              --
  Cumulative translation adjustment........................     (2,544,122)            --              --
  (Increase) decrease in operating assets--
    Receivable from clearing broker........................     79,492,377    (54,661,627)       (562,495)
    Securities owned.......................................      2,807,097      5,647,167      (5,094,236)
    Investment banking fees receivable.....................     11,579,593     12,014,714      (3,057,224)
    Investments............................................     24,526,597    (10,185,523)       (538,986)
    Prepaid expenses.......................................      1,814,024       (610,129)     (1,466,198)
    Other assets...........................................     15,396,482    (14,735,649)     (2,888,393)
  Increase (decrease) in operating liabilities--
    Securities sold but not yet purchased..................        (73,612)      (374,552)         39,234
    Accounts payable and accrued expenses..................     (9,350,340)    (6,568,411)      4,730,846
    Accrued compensation...................................    (95,644,368)    69,924,728      12,873,451
    Other liabilities......................................      6,832,041     (7,623,213)       (115,042)
                                                             -------------   ------------   -------------
      Net cash provided by (used in) operating
        activities.........................................     13,488,531     68,591,444      (8,914,665)
                                                             -------------   ------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments......................        632,632    (43,660,851)   (153,117,995)
  Sale of short-term investments...........................             --    146,141,459      44,502,351
  Net cash received in acquisition of SoundView Technology
    Group PLC..............................................        525,951             --              --
  Cash received in acquisition of E*OFFERING...............             --        222,926              --
  Acquisition of STG, net of cash received.................             --     (6,773,571)             --
  Investments in (sales of investments in) subsidiaries and
    affiliates.............................................      2,657,044    (18,919,083)     (5,713,044)
  Computer software purchased..............................     (1,075,756)    (3,879,484)     (8,399,254)
  Purchases of furniture, equipment and leasehold
    improvements...........................................    (18,921,016)    (6,125,662)     (6,563,903)
                                                             -------------   ------------   -------------
Net cash provided by (used in) investing activities........    (16,181,145)    67,005,734    (129,291,845)
                                                             -------------   ------------   -------------

               SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                  2001           2000          1999
                                                              ------------   ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments and issuances of notes receivable from
    stockholders............................................       713,752      2,746,571      (615,833)
  Net proceeds from IPO of common stock.....................            --             --    72,777,269
  Net proceeds from issuance of preferred stock.............            --             --    56,434,742
  Repurchases of common stock...............................   (12,164,340)   (12,120,702)           --
  Repurchases of Class B common stock.......................   (10,399,479)            --            --
  Proceeds from issuance of common stock....................     3,606,475     46,117,960     3,948,071
                                                              ------------   ------------   -----------
Net cash provided by (used in) financing activities.........   (18,243,592)    36,743,829   132,544,249
                                                              ------------   ------------   -----------
      Net increase (decrease) in cash and cash
        equivalents.........................................   (20,936,206)   172,341,007    (5,662,261)
      Cash and cash equivalents, beginning of year..........   184,788,892     12,447,885    18,110,146
                                                              ------------   ------------   -----------
Cash and cash equivalents, end of year......................  $163,852,686   $184,788,892   $12,447,885
                                                              ============   ============   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for--
    Taxes...................................................  $  2,381,438   $ 13,329,054   $    18,830
    Interest................................................            --             --         3,822
NON-CASH TRANSACTIONS:
  Treasury stock received from restructuring of Strategic
    Alliance Agreement......................................    19,405,655             --            --
  Issuance of common stock for notes receivable.............            --        979,688     8,967,237
  Issuance of common stock for consulting services..........            --             --        40,613
  Repurchase of common stock for note receivable............       996,827             --            --
  Investment in enba plc for common stock...................            --     30,996,834            --
  Issuances of restricted stock to employees, net of
    forfeitures.............................................    10,876,540     22,662,091     3,644,880
  Increase in equity investment in affiliate resulting from
    issuance of stock.......................................            --             --    11,819,830
  Tax benefit from non-qualified option exercises recorded
    through stockholders' equity............................       822,655      7,364,059            --
  Acquisition of E*OFFERING:
    Fair value of net assets acquired, net of cash
      received..............................................            --     12,594,705            --
    Intangible assets and goodwill..........................            --    304,031,014            --
    Issuance of common stock................................            --    301,890,372
    Deferred tax assets.....................................            --      9,295,676            --
    Deferred tax liabilities................................            --     17,147,407            --
    Deferred compensation on unvested replacement options...            --      2,021,276            --
  Acquisition of STG:
    Fair value of net assets acquired, net of cash
      received..............................................            --     44,431,499            --
    Intangible assets and goodwill..........................            --    275,857,420            --
    Issuance of common stock................................            --    291,003,482            --
    Deferred tax assets.....................................            --     16,770,000            --
    Deferred tax liabilities................................            --     32,465,000            --

 The accompanying notes are an integral part of these consolidated statements.

               SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

1. ORGANIZATION AND BASIS OF PRESENTATION

    SoundView Technology Group, Inc. (the "Company") was incorporated on
March 27, 1996 and commenced operations in September 1997. On August 8, 2001, the Company changed its name from Wit SoundView Group, Inc. to SoundView Technology Group, Inc. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, SoundView Technology Corporation ("STC", formerly Wit SoundView Corporation), Wit Capital Corporation ("WCC"), SoundView Technology Group PLC ("STGE", formerly Wit SoundView Europe Group PLC), SoundView Asset Management, Inc. ("SAM") and SoundView Ventures Corp. ("SoundView Ventures", formerly Wit SoundView Ventures Corp.). All material intercompany balances and transactions have been eliminated in consolidation.

    The Company is a technology-focused, research driven investment banking firm that provides services to an institutional and issuer client base. The Company produces comprehensive sell-side research on over 230 technology companies. The Company's brokerage operations provide a variety of sales and trading services to institutional investors. Through the Company's venture capital operations, it has established and currently manages a number of venture capital funds that provide investors with the opportunity to participate in technology and Internet related investments.

    STC has an agreement with Bear Stearns & Co. ("Bear Stearns"), pursuant to which Bear Stearns clears securities transactions, carries customers' accounts on a fully disclosed basis, and performs record keeping functions for STC.

2. BUSINESS COMBINATIONS

    On January 31, 2000, the Company completed its merger with SoundView Technology Group, Inc. ("STG"). Under the terms of the agreement, the Company acquired the outstanding shares of STG in exchange for approximately
$313 million, consisting of common stock, options replacing STG's options and $22.5 million in cash. The acquisition was accounted for using the purchase method of accounting. A portion of the purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair value at the date of acquisition while the balance of $275 million was recorded as intangible assets and goodwill and is being amortized over various periods ranging from three to twenty years on a straight-line basis. (Note 20)

    On October 16, 2000, the Company completed its merger with E*OFFERING Corp. ("E*OFFERING"). As consideration for the merger, the Company issued approximately 27.2 million shares of common stock and options and warrants to purchase shares of the Company's common stock with an approximate value of $302 million to the shareholders of E*OFFERING. The excess of cost over the estimated fair value of net assets acquired was allocated to certain identifiable intangible assets and goodwill, a total of approximately
$304 million which was being amortized on a straight-line basis over periods between 5 and 7 years (Note 9). The Company had also entered into an amended and restated Strategic Alliance Agreement with E*TRADE Group Inc. ("E*TRADE"), which contained certain exclusivity provisions in exchange for 4,025,948 shares of common stock and a warrant to purchase an additional 2 million shares of common stock to E*TRADE. This agreement was terminated and replaced by a non-exclusive Relationship Agreement on August 20, 2001 and E*TRADE returned 9.3 million shares and 3.8 warrants to purchase shares of common stock to the Company.

               SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

2. BUSINESS COMBINATIONS (CONTINUED)
    Until February 15, 2001, the Company accounted for its investment in STGE under the equity method. On February 16, 2001, the Company participated in a rights offering to purchase additional shares in STGE. The Company purchased approximately 8.77 billion shares for an aggregate purchase price of approximately $8.2 million, increasing its ownership percentage to a controlling interest of 82%. From February 16, 2001, the consolidated financial statements of the Company have included the results of operations of its subsidiary, STGE. (Note 20)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries STC, WCC, SAM, and SoundView Ventures, as well as its majority-owned subsidiary STGE. Material intercompany balances and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include amounts that are readily convertible into cash and highly liquid investments with original maturities of three months or less at the time of purchase.

SECURITIES OWNED

    Securities transactions and the related expenses are recorded on a trade date basis and are valued at market or fair value.

INVESTMENTS

    The Company holds investments in publicly traded and privately held companies and in limited partnerships. The Company's investments in publicly traded and privately held companies are accounted for at market or fair value, with the accompanying gains and losses reflected in the Company's results of operations. The determination of fair value requires management to make estimates based on available information including the company's earnings, sales, operating developments and recent transactions in the company's securities. The determination of fair value may not necessarily represent the amounts that might ultimately be realized, since such amounts depend on future circumstances and cannot be determined until the investments are actually liquidated.

               SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INTANGIBLE ASSETS

    Intangible assets are comprised of identifiable intangible assets and goodwill from acquisitions. These intangible assets are being amortized on a straight-line basis over periods ranging from three to sixteen years. The allocation of the purchase price in the mergers and the determination of useful lives were based upon an independent appraisal. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life may warrant revision or that the remaining balance may be impaired.

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

LOSS LEASE

    The Company records a loss reserve for the impairment of its obligations under certain of its operating leases for unoccupied office space when estimated expected future cash flows are not sufficient to cover the lease obligation for the remainder of the lease term because its lease commitment exceeds the fair value of the leased property or because of the time frame the Company estimates for sublease.

               SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
REPORTABLE OPERATING SEGMENT

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

FOREIGN CURRENCY TRANSLATION

    Assets and liabilities denominated in foreign currencies are translated at prevailing exchange rates on the date of the statement of financial condition and revenues and expenses are translated at average exchange rates for the applicable period. Gains and losses resulting from the translation of foreign currency are reflected as a separate component of stockholders' equity.

NEW ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. The statement provides that assets which have indefinite useful lives will not be amortized, but rather will be tested at least annually for impairment and establishes specific guidelines for the testing of such assets. SFAS No. 142 allows for intangible assets with finite useful lives to continue to be amortized over their useful lives, but provides that those lives will no longer be limited to 40 years. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. Accordingly, beginning in January 2002, the Company will cease amortizing the remaining carrying value of the goodwill and tradename intangible assets related to the Company's merger with STG, both of which have indefinite useful lives, and the amortization expense for these items will no longer be included in the Company's computations of earnings per share. The goodwill and tradename intangible assets, had carrying values at December 31, 2001 of $180.7 million and $2.2 million, respectively, and were being amortized at a rate of $10.1 million annually. As of December 31, 2001, the Company has not yet determined if it will incur any impairment charges resulting from the adoption of SFAS No. 142.

    In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15,

               SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
2001. The Company does not believe the implementation of SFAS No. 144 will have a material impact on its consolidated financial statements.

4. SECURITIES OWNED

    Details of securities owned at December 31, 2001 and 2000 are as follows:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
Equity securities...........................................  $1,298,536   $2,204,419
Warrants to purchase equity securities......................          --      717,714
Other.......................................................   4,432,632    6,248,764
                                                              ----------   ----------
                                                              $5,731,168   $9,170,897
                                                              ==========   ==========

    As of December 31, 2001 and 2000, other consists of certificates of deposit that are currently pledged as collateral for certain of the Company's lease commitments.

5. RELATED PARTY TRANSACTIONS

    WCC acted as a co-manager in the Company's initial public offering in June 1999. In connection with its role as a co-manager, WCC received approximately $1.3 million in underwriting concessions, which was recorded as a credit to stockholders' equity.

6. WRITE-OFF OF COMPUTER SOFTWARE AND EQUIPMENT

    In December 1999, the Company completed its evaluation of whether to continue the roll out of its digital trading facility. In light of the rapidly changing environment for after-hours trading and alternative trading systems and its need to complete the merger with STG, the Company determined that it was not going to operate its digital trading facility. As of December 31, 1999, the Company had capitalized a total of approximately $8 million in costs related to the development of its digital trading facility and in light of its decision, wrote-down approximately $5.6 million of those costs representing management's estimate of the impairment in their value. Management estimated the fair value of the assets remaining by determining which assets were utilizable in other areas of the business as well as estimating the potential future cash inflows that might be received from the sale or licensing of part or all of the developed technology. In the first quarter of 2000, as a result of information that became available regarding redeployment of the remaining assets, the Company wrote-off an additional $1.3 million of capitalized costs representing management's estimate of the impairment in the value of the remaining assets.

7. DISCONTINUANCE OF RETAIL BROKERAGE OPERATIONS

    On September 29, 2000, in connection with the Company's merger with E*OFFERING, the Company transferred its online retail brokerage accounts to E*TRADE Securities, Inc. The Company recorded a corresponding expense of $11.6 million related to the discontinuance of its online retail brokerage operations. This charge includes a payment to WCC's clearing agent to terminate its

               SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

7. DISCONTINUANCE OF RETAIL BROKERAGE OPERATIONS (CONTINUED) contract, an accrual for severance payments to be made to certain employees whose services will no longer be required, and a write-off of all brokerage related assets that the Company will not employ in its business in the future.

8. LOSS FROM CONSOLIDATION OF OFFICE SPACE

    For the year ended December 31, 2001, the Company recorded a loss from consolidation of office space of approximately $21.8 million related to the write-off of leasehold improvements, furniture and equipment related to the Company's relocation from New York and Stamford to its new location in Old Greenwich. Additionally, this charge includes an adjustment to the estimated reserve for the Company's lease commitment for an unused portion of its office space in San Francisco, California, that is being held for sublease at an estimated lower rate than the lease rate.

9. IMPAIRMENT LOSS

    Impairment of intangible and other assets was $260.9 million for the year ended December 31, 2001 compared to $0 for the years ended December 31, 2000 and 1999. Management reviews intangible and other assets whenever circumstances indicate the carrying amount of an asset may not be recoverable. In
September 2001, the Company recorded an impairment loss of $11.2 million related to its investment in Wit Capital Japan based on the expected proceeds to be received upon the sale of its interest in the entity, which occurred in November 2001.

    During June 2001, in light of current economic environment and market conditions, the Company performed an evaluation of its enterprise value to make a determination as to whether the recorded amounts of goodwill and intangible assets acquired in its mergers with STG and E*OFFERING were potentially impaired. As a result of this analysis, management determined that an adjustment was required to reduce the carrying value of the Company's goodwill and other intangible assets to their estimated fair value. After evaluating the projected future cash flows related to the merger with E*OFFERING, it was determined that the goodwill and the strategic alliance agreement related to this merger were impaired. As a result, the Company recorded an impairment charge of $249.7 million in 2001. The charge was comprised of a write-off of the carrying values of the goodwill and the strategic alliance agreement of $195.4 million and $54.3 million, respectively, based upon a valuation of discounted future cash flows, to adjust both assets to their estimated fair values. Additionally, the deferred tax liability of $19.3 million previously recorded related to the strategic alliance agreement has been recognized as a tax benefit in the accompanying consolidated statement of operations.

10. INCOME TAXES

    The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting For Income Taxes," which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that realization of such benefits is more likely than not. The Company files

               SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

10. INCOME TAXES (CONTINUED)
consolidated federal and combined state and local income tax returns with certain of its wholly-owned subsidiaries. The components of the Company's income tax benefit are as follows:

                                                       2001          2000         1999
                                                   ------------   -----------   --------
Current:
  Federal........................................  $         --   $   558,026   $    --
  State and local................................    (5,131,228)    4,095,461        --
                                                   ------------   -----------   -------
                                                     (5,131,228)    4,653,487        --
                                                   ------------   -----------   -------
Deferred:
  Federal........................................   (43,607,385)   17,194,019        --
  State and local................................    (2,575,900)    2,281,688        --
                                                   ------------   -----------   -------
                                                    (46,183,285)   19,475,707        --
                                                   ------------   -----------   -------
Total income tax provision (benefit).............  $(51,314,513)  $24,129,194   $    --
                                                   ============   ===========   =======

    The effective income tax differs from the amount computed by applying the federal statutory income tax rate because of the effect of state and local taxes and certain nondeductible expenses, including amortization of intangible assets and goodwill. A reconciliation of the significant differences between the federal statutory income tax rate and the effective income tax rate is as follows:

                                                                2001       2000       1999
                                                              --------   --------   --------
Federal statutory income tax rate...........................     34%        35%        --%
State and local income taxes, net of federal benefit........     --         11         --
Non-deductible amortization of intangible assets and
  goodwill..................................................    (27)        20         --
Other.......................................................      7          1         --
                                                                ---         --         --
Effective income tax rate...................................     14%        67%        --%
                                                                ===         ==         ==

    At December 31, 2001 and 2000, the Company has recorded deferred tax assets of $45.8 million and $25.6 million, respectively, primarily related to net operating loss carryforwards and from the exercise of non-qualified stock options.

    At December 31, 2001 and 2000, the Company had deferred tax liabilities of approximately $26.6 million and $51.6 million, respectively, which were recorded to reflect the difference between the financial reporting and tax basis of intangible assets acquired in the Company's mergers.

11. STOCKHOLDERS' EQUITY

COMMON STOCK

    As of December 31, 2001, the Company has $8,537,951 in partial recourse, interest bearing loans outstanding which were extended to two of its executive officers, one of whom subsequently left the Company in 2001, in connection with purchases of common stock. Interest on the loans is recourse and nonrefundable. The shares vested incrementally over specified periods following their respective issuances and none were repurchasable by the Company after March 31, 2001. The loans may be repaid

               SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

11. STOCKHOLDERS' EQUITY (CONTINUED)
at any time and their maturities accelerate in the event of employment termination. The loans are collateralized by the Company's stock and will be reflected as notes receivable in stockholders' equity until repaid.

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

    In June 2000, the Company's Class C Common Stock was eliminated and in December 2001, the Company's Class B Common Stock was eliminated.

12. NET LOSS PER SHARE

    The following table sets forth the calculation of shares used in the computation of basic and diluted net loss per share:

                                                        YEARS ENDED DECEMBER 31,
                                                  -------------------------------------
                                                     2001          2000         1999
                                                  -----------   ----------   ----------
Shares used in computations:
Weighted average common shares used in
  computation of basic net loss per share.......  106,222,699   84,551,145   39,909,794
Dilutive effect of common stock equivalents.....           --           --           --
                                                  -----------   ----------   ----------
Weighted average common shares used in
  computation of diluted net loss per share.....  106,222,699   84,551,145   39,909,794
                                                  ===========   ==========   ==========

    Because the Company reported a net loss for the years ended December 31, 2001, 2000 and 1999, the calculations of diluted earnings per share in those periods do not include options, warrants and common stock collateralizing the notes receivable from stockholders, as they are anti-dilutive and would result in a reduction of net loss per share. If the Company had reported net income, there would have been an additional 6,394,300, 19,460,197 and 29,458,414 shares for the years ended December 31, 2001, 2000 and 1999, respectively, included in the calculation of diluted earnings per share.

               SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

13. EMPLOYEE BENEFIT PLANS AND OTHER COMPENSATION

STOCK OPTION PLAN

    The Company has adopted a stock incentive plan (the "Plan") that permits the granting of stock options, restricted stock and other awards to employees, directors and certain consultants of the Company. The exercise price of any share covered by an option granted to a person owning more than 10% of the voting power of all classes of stock of the Company cannot be less than 110% of the fair market value on the day of the grant. The exercise price of any share covered by an option granted to any person cannot be less than 85% of the fair value on the day of the grant. Options expire five or ten years from the date of grant, with the majority of the options expiring in the year 2010.

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

    The following table summarized the status if the Company's stock options as of December 31, 2001, 2000 and 1999 and the changes during these periods:

                                                                    DECEMBER 31,
                                        ---------------------------------------------------------------------
                                                2001                    2000                    1999
                                        ---------------------   ---------------------   ---------------------
                                                     WEIGHTED                WEIGHTED                WEIGHTED
                                                     AVERAGE                 AVERAGE                 AVERAGE
                                                     EXERCISE                EXERCISE                EXERCISE
                                          SHARES      PRICE       SHARES      PRICE       SHARES      PRICE
                                        ----------   --------   ----------   --------   ----------   --------
Outstanding, beginning of year........  21,396,222    $5.36     11,368,027    $5.66      8,154,822    $1.47
  Granted.............................  25,940,605     4.67     16,259,159     4.80      9,061,151     7.07
  Exercised...........................   2,410,010     1.46      2,916,608     1.64      4,584,107     1.74
  Forfeited...........................  28,829,118     6.41      3,314,356     7.33      1,263,839     3.10
                                        ----------              ----------              ----------
Outstanding, end of year..............  16,097,699     2.95     21,396,222     5.36     11,368,027     5.66
                                        ==========              ==========              ==========
Options exercisable, end of year......   9,406,026     2.69      7,709,297     3.37      3,390,409     2.00
                                        ==========              ==========              ==========

    On August 29, 2001, in connection with a schedule TO (Tender Offer Statement), the Company issued approximately 5.1 million shares of restricted stock to employees in exchange for the cancellation of approximately 19 million options with exercise prices greater than $5.00 (the "Option Exchange"). The restricted stock vests over three years and the Company is recording the corresponding compensation expense ratably over the vesting period. Considering the effect of this exchange offer and other stock option activity during the year, as of December 31, 2001, the Company has 16,097,699 outstanding options with a range of exercise prices between $0.38 and $21.75 per share and a weighted average exercise price of $2.95. The weighted average contractual lives for outstanding and exercisable options are 7.6 and 7.2 years as of December 31, 2001, 8.9 and 8.6 years as of December 31, 2000 and 8.4 and
8.4 years as of December 31, 1999, respectively.

    The fair value of each option granted during 1999 prior to the Company's IPO was estimated on the date of the grant using the minimum value method prescribed by SFAS No. 123, assuming a dividend yield of 0%, an expected life of five years, a risk-free interest rate of 6% and a volatility of

               SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

13. EMPLOYEE BENEFIT PLANS AND OTHER COMPENSATION (CONTINUED)
0%. The fair value of each option granted after the Company's IPO was estimated on the date of the grant using the Black-Scholes method prescribed by SFAS
No. 123, assuming a dividend yield of 0%, an expected life of four years and a risk free interest rate and volatility of 4.25% and 85% for 2001, 6.37% and 82% for 2000 and 5.29% and 69% for 1999. The weighted average fair value of options granted in 2001, 2000 and 1999 was $2.94, $6.25 and $3.36, respectively. If the Company had recorded compensation expense for its stock options granted for the years ended December 31, 2001, 2000 and 1999, in accordance with SFAS No. 123, the Company's pro forma net loss and pro forma net loss per share would be as follows:

                                                             DECEMBER 31,
                       -----------------------------------------------------------------------------------------
                                   2001                           2000                          1999
                       -----------------------------   ---------------------------   ---------------------------
                        AS REPORTED      PRO FORMA     AS REPORTED     PRO FORMA     AS REPORTED     PRO FORMA
                       -------------   -------------   ------------   ------------   ------------   ------------
Net loss.............  $(332,705,686)  $(340,437,137)  $(21,958,874)  $(30,629,139)  $(20,903,915)  $(22,923,461)
Net loss per common
  share:
Basic................  $       (3.13)  $       (3.20)  $      (0.26)  $      (0.36)  $      (0.52)  $      (0.57)
Diluted..............  $       (3.13)  $       (3.20)  $      (0.26)  $      (0.36)  $      (0.52)  $      (0.57)

    In addition to restricted stock granted in connection with the Option Exchange, the Company granted a total of 785,000, 2,061,073 and 200,000 shares of restricted stock to employees during 2001, 2000 and 1999, respectively, at no cost to the employees. The restricted stock vests over periods ranging from zero to four years from the initial date of grant and is subject to continued employment and other restrictions. The Company is recording compensation expense related to these grants on a straight-line basis over the vesting period.

14. WARRANTS OUTSTANDING

    At December 31, 2001, the Company has 5,744,255 outstanding warrants with a range of exercise prices between $1.43 and $5.57. These warrants are exercisable for 106,960 shares of common stock and 5,637,295 shares of Class B Common Stock.

    The Company has 10,153,045 and 5,984,705 outstanding warrants as of December 31, 2000 and 1999, respectively. The following table summarizes the status of the Company's warrants as of December 31, 2001, 2000 and 1999 and the changes during these periods:

                                                                     DECEMBER 31,
                                         --------------------------------------------------------------------
                                                 2001                    2000                    1999
                                         ---------------------   ---------------------   --------------------
                                                      WEIGHTED                WEIGHTED               WEIGHTED
                                                      AVERAGE                 AVERAGE                AVERAGE
                                                      EXERCISE                EXERCISE               EXERCISE
                                           SHARES      PRICE       SHARES      PRICE      SHARES      PRICE
                                         ----------   --------   ----------   --------   ---------   --------
Outstanding, beginning of year.........  10,153,045    $5.56      5,984,705    $5.45     1,322,181    $1.50
  Granted..............................          --       --      4,356,640     5.69     5,742,295     5.49
  Exercised............................          --       --        188,300     1.43     1,009,771     1.54
  Forfeited............................   4,408,790     5.65             --       --        70,000      .36
                                         ----------              ----------              ---------
Outstanding, end of year...............   5,744,255     5.49     10,153,045     5.56     5,984,705     5.45
                                         ==========              ==========              =========
Warrants exercisable, end of year......   5,744,255     5.49      8,153,045     3.54       347,410     1.59
                                         ==========              ==========              =========

               SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

15. COMMITMENTS AND CONTINGENCIES

    The Company has noncancelable operating leases covering office space in New York, Old Greenwich and Stamford, Connecticut, San Francisco, California and London. The leases include scheduled rent increases and have various expirations ranging from 2001 to 2011. Rent expense for the years ended December 31, 2001, 2000 and 1999 is $8,204,867, $2,792,651 and $514,083, respectively.

    The Company is obligated under three noncancelable leases for office space that it does not occupy. Included in the table below are commitments one of those leases in San Francisco, California totaling $8.5 million, however sublease payments for the life of the lease totaling $9.0 million are not included as an offset to the future minimum payments. Also included in the table below are future commitments of $18.4 million related to another lease in San Francisco, California and a lease in Stamford, Connecticut for unoccupied office space. As of December 31, 2001, the Company has recorded $12.5 million in reserves for the decline in market value of these leases which it is currently attempting to sublet.

    Future lease commitments are as follows:

                                                                MINIMUM
                                                                 LEASE
                                                              OBLIGATION
                                                              -----------
Year ending December 31:
  2002......................................................  $ 9,564,231
  2003......................................................    9,569,988
  2004......................................................    9,728,381
  2005......................................................   10,195,247
  2006......................................................    8,952,590
  Thereafter................................................   28,546,438

    The Company is currently subject to claims and legal proceedings arising in the normal course of its business. In the opinion of management, the resolution of such claims and legal proceedings should not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

16. NET CAPITAL REQUIREMENTS

    STC is subject to the SEC's Uniform Net Capital Rule 15c3-1. STC's net capital, as defined, is required to be the greater of $250,000 or an amount determinable based on the market prices and number of securities in which STC acts as a market maker. As of December 31, 2001 and December 31, 2000, STC's net capital was $105,199,341 and $79,350,521, which was $104,646,841 and $78,748,021 in excess of the minimum net capital requirements, respectively.

    WCC's net capital, as defined, was required to be the greater of $100,000 or the minimum net capital required based on aggregate indebtedness until December 20, 2001. On December 20, 2001, WCC filed a form BDW (Broker Dealer Withdrawal) with the NASD which terminated WCC's broker-dealer registration. As of December 31, 2000, WCC's ratio of aggregate indebtedness to net capital was
1.95 to 1 and its net capital was $3,328,931, which was $2,895,980 in excess of the minimum net capital requirements.

               SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

17. OTHER COMPREHENSIVE INCOME

    Upon the acquisition of the controlling interest in STGE, the Company implemented the provisions of SFAS No. 130, "Reporting Comprehensive Income," which requires the Company to report the changes in stockholders' equity from all sources during the period other than those resulting from investments by shareholders. Revenues and expenses from the Company's subsidiary, STGE, are translated into U.S. dollars at average monthly exchange rates prevailing during the quarter. The resulting translation adjustment for the year ended
December 31, 2001 is as follows:

Net loss....................................................  $ (332,705,686)
Cumulative translation adjustment...........................       2,544,122
                                                              --------------
Net comprehensive loss......................................  $ (330,161,564)
                                                              ==============

18. OFF-BALANCE SHEET RISK AND CONCENTRATION OF CREDIT RISK

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

    The Company's customer securities activities are transacted on either a cash or margin basis. In margin transactions, the Company in conjunction with the clearing broker extends credit to the customer which is collateralized by cash and/or securities in the customer's account. In connection with these activities, the Company executes customer transactions involving securities sold but not yet purchased. The Company seeks to control the risks associated with its customer activities by requiring customers to maintain margin collateral in compliance with various regulatory, exchange and internal guidelines. The Company monitors required margin levels daily and pursuant to such guidelines, requires customers to deposit additional collateral or reduce positions when necessary. Such transactions may expose the Company to significant off-balance sheet risk in the event the margin is not sufficient to fully cover losses that customers may incur. In the event the customer fails to satisfy its obligations, the Company may be required to purchase or sell the collateral at prevailing market prices in order to fulfill the customer's obligations.

    In accordance with industry practice, customer securities transactions are generally settled three business days after the trade date. The Company is therefore exposed to risk of loss on these transactions in the event of the customer's or broker's inability to meet the terms of its contracts in which case the Company may have to purchase or sell financial instruments at prevailing market prices. At December 31, 2001, the Company believes that the settlement of these transactions will not have a material effect on the Company's consolidated statement of financial condition or results of operations.

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

               SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

19. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                         2001
                                                      ------------------------------------------
                                                       FIRST      SECOND      THIRD      FOURTH
                                                      --------   ---------   --------   --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenues......................................  $ 55,787   $  38,780   $ 37,570   $ 31,633
Total expenses......................................    76,720     331,128     83,928     49,179
                                                      --------   ---------   --------   --------
Loss from operations................................   (20,933)   (292,348)   (46,358)   (17,546)
Gain on strategic investments.......................        --          --         --      1,549
                                                      --------   ---------   --------   --------
Loss before taxes and equity in net loss and
  minority interest.................................   (20,933)   (292,348)   (46,358)   (15,997)
Income tax benefit..................................    (3,644)    (27,316)   (14,766)    (5,589)
                                                      --------   ---------   --------   --------
Loss before equity in net loss of affiliates and
  minority interest.................................   (17,289)   (265,032)   (31,592)   (10,408)
Equity in net income (loss) of affiliates and
  minority interest.................................    (5,320)     (2,781)      (660)       378
                                                      --------   ---------   --------   --------
Net loss............................................  $(22,609)  $(267,813)  $(32,252)  $(10,030)
                                                      ========   =========   ========   ========
Net loss per share:
  Basic.............................................  $  (0.20)  $   (2.42)  $  (0.30)  $   (.10)
  Diluted...........................................  $  (0.20)  $   (2.42)  $  (0.30)  $   (.10)

                                                                         2000
                                                      ------------------------------------------
                                                       FIRST      SECOND      THIRD      FOURTH
                                                      --------   ---------   --------   --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenues......................................  $106,588   $  96,133   $ 80,856   $ 91,947
Total expenses......................................    86,770      82,687     77,386     92,703
                                                      --------   ---------   --------   --------
Income (loss) from operations.......................    19,818      13,446      3,470       (756)
Loss on strategic investments.......................        --          --         --    (13,728)
                                                      --------   ---------   --------   --------
Income (loss) before income taxes and equity in net
  loss of affiliates................................    19,818      13,446      3,470    (14,484)
Income tax expense..................................    10,608       6,683      2,493      4,345
                                                      --------   ---------   --------   --------
Income (loss) before equity in net loss of
  affiliates........................................     9,210       6,763        977    (18,829)
Equity in net loss of affiliates....................    (1,710)     (4,481)    (6,983)    (6,906)
                                                      --------   ---------   --------   --------
Net income (loss)...................................  $  7,500   $   2,282   $ (6,006)  $(25,735)
                                                      ========   =========   ========   ========
Net income (loss) per share:
  Basic.............................................  $   0.10   $    0.03   $  (0.08)  $  (0.24)
  Diluted...........................................  $   0.08   $    0.02   $  (0.08)  $  (0.24)

               SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

19. QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (CONTINUED)

                                                                         1999
                                                      ------------------------------------------
                                                       FIRST      SECOND      THIRD      FOURTH
                                                      --------   ---------   --------   --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenues......................................  $  3,903   $  11,280   $ 12,396   $ 21,039
Total expenses......................................     8,803      14,078     17,463     28,617
                                                      --------   ---------   --------   --------
Loss before equity in net loss of affiliates........    (4,900)     (2,798)    (5,067)    (7,578)
                                                      --------   ---------   --------   --------
Equity in net loss of affiliates....................        --          --        (24)      (536)
                                                      --------   ---------   --------   --------
Net loss............................................  $ (4,900)  $  (2,798)  $ (5,091)  $ (8,114)
                                                      ========   =========   ========   ========
Net loss per share:
  Basic.............................................  $  (0.67)  $   (0.11)  $  (0.08)  $  (0.13)
  Diluted...........................................  $  (0.67)  $   (0.11)  $  (0.08)  $  (0.13)

20. SUBSEQUENT EVENTS (UNAUDITED)

    On March 15, 2002, the Company acquired additional shares of STGE from Cazenove & Co., a London based securities firm, for a nominal amount, increasing the Company's ownership interest in STGE to 99.9%. During the first quarter of 2002, the Company formalized a plan to fold the remaining operations of STGE into its U.S. operations, and a loss related to this decision will be recorded in the first quarter.

    Additionally, in March 2002 the Company recorded an impairment charge of $1.1 million to write-off the carrying value of the investment advisory intangible asset that resulted from the merger with STG as the hedge fund formerly managed by STG, from which STG earned incentive royalties under agreement with the manager, is ceasing operations in the first part of 2002.

                        SOUNDVIEW TECHNOLOGY GROUP, INC.
                             (PARENT COMPANY ONLY)

                       STATEMENTS OF FINANCIAL CONDITION

                           DECEMBER 31, 2001 AND 2000

                                                                  2001            2000
                                                              -------------   -------------
                                          ASSETS
CASH AND CASH EQUIVALENTS...................................  $   3,183,495   $  12,376,048
SECURITIES OWNED, at market or fair value...................      4,437,982       6,248,764
INVESTMENTS.................................................     21,973,896      32,253,720
INVESTMENTS IN SUBSIDIARIES.................................    421,132,654     707,809,890
INVESTMENTS IN AFFILIATES...................................    (11,357,667)     28,720,062
RECEIVABLE FROM SUBSIDIARIES................................     10,186,693      39,529,734
FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net of
  accumulated depreciation and amortization of $1,060,008
  and $3,252,203 at December 31, 2001 and 2000,
  respectively..............................................     17,071,045       7,604,301
COMPUTER SOFTWARE, net of accumulated amortization of
  $532,561 and $166,845 at December 31, 2001 and 2000,
  respectively..............................................        514,116       1,162,348
PREPAID EXPENSES............................................        235,051         869,207
DEFERRED TAX AND OTHER ASSETS...............................     47,652,910      28,969,271
                                                              -------------   -------------
Total assets................................................  $ 515,030,175   $ 865,543,345
                                                              =============   =============
                           LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Accounts payable and accrued expenses.....................  $   2,712,234   $   5,470,591
  Payable to subsidiaries...................................     41,226,212       8,000,110
  Accrued compensation......................................      1,602,572       3,255,257
  Deferred tax liabilities..................................     21,206,298      46,456,094
  Other liabilities.........................................      9,765,944       6,176,496
                                                              -------------   -------------
Total liabilities...........................................     76,513,260      69,358,548
                                                              -------------   -------------
STOCKHOLDERS' EQUITY:
  Preferred Stock, $.001 par value, 30,000,000 shares
    authorized; no shares issued or outstanding at December
    31, 2001 and 2000.......................................             --              --
  Common Stock, $.01 par value, 500,000,000 shares
    authorized; 131,637,702 and 111,060,242 shares issued at
    December 31, 2001 and December 31, 2000, respectively...      1,316,377       1,110,602
  Common Stock, Class B, $.01 par value, 75,000,000 shares
    authorized; 11,666,666 shares issued and outstanding at
    December 31, 2000.......................................             --         116,667
  Additional paid-in capital................................    909,903,822     897,103,173
  Accumulated deficit.......................................   (389,128,916)    (56,423,230)
  Notes receivable from stockholders........................     (8,537,951)    (15,275,896)
  Deferred compensation.....................................    (19,790,348)    (18,166,751)
  Treasury stock, at cost, 23,659,959 and 2,095,788 shares
    at December 31, 2001 and 2000, respectively.............    (55,246,069)    (12,279,768)
                                                              -------------   -------------
  Total stockholders' equity................................    438,516,915     796,184,797
                                                              -------------   -------------
  Total liabilities and stockholders' equity................  $ 515,030,175   $ 865,543,345
                                                              =============   =============

         The accompanying notes are an integral part of this schedule.

                        SOUNDVIEW TECHNOLOGY GROUP, INC.
                             (PARENT COMPANY ONLY)

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                         2001            2000           1999
                                                     -------------   ------------   ------------
REVENUES:

  Interest and investment income...................  $   1,465,941   $  2,099,834   $  3,016,998

  Gain (loss) on investments.......................     (9,072,139)      (343,269)       159,236

  Asset management fees............................             --             --        189,485

  Other............................................             --       (155,140)       136,648
                                                     -------------   ------------   ------------

    Total revenues.................................     (7,606,198)     1,601,425      3,502,367
                                                     -------------   ------------   ------------

EXPENSES:

  Compensation and benefits........................     22,094,847     32,515,446     25,198,861

  Depreciation and amortization....................      3,686,627      3,767,130      1,278,706

  Professional services............................      1,742,806      3,993,487      3,076,731

  Data processing and communications...............      1,335,799      2,435,396      1,336,533

  Occupancy........................................      1,133,525      2,164,700      1,118,050

  Technology development...........................        961,028      5,018,522      1,703,546

  Marketing and business development...............        851,756      4,095,611      2,144,417

  Brokerage and clearance..........................          5,717         39,906        205,559

  Impairment of investment in Wit Capital Japan....     11,191,073             --             --

  Loss on consolidation of office space............     18,768,151             --             --

  Discontinuance of retail brokerage operations....             --      9,821,019             --

  Write-off of computer software and equipment.....             --         87,644      1,125,000

  Other............................................      2,748,093      5,917,050      1,795,960
                                                     -------------   ------------   ------------

    Total expenses.................................     64,519,422     69,855,911     38,983,363
                                                     -------------   ------------   ------------

  Loss from operations.............................    (72,125,620)   (68,254,486)   (35,480,996)

  Gain (loss) on strategic investments.............      1,548,538    (13,727,858)            --
                                                     -------------   ------------   ------------

Loss before income tax benefit and equity in net
  income (loss) of subsidiaries and affiliates.....    (70,577,082)   (81,982,344)   (35,480,996)

Income tax benefit.................................    (42,542,472)   (25,981,063)    (6,155,010)
                                                     -------------   ------------   ------------

  Loss before equity in net income (loss) of
    subsidiaries and affiliates....................    (28,034,610)   (56,001,281)   (29,325,986)

Equity in net income (loss) of subsidiaries and
  affiliates.......................................   (304,671,076)    34,042,407      8,422,071
                                                     -------------   ------------   ------------

    Net loss.......................................  $(332,705,686)  $(21,958,874)  $(20,903,915)
                                                     =============   ============   ============

         The accompanying notes are an integral part of this schedule.

                        SOUNDVIEW TECHNOLOGY GROUP, INC.
                             (PARENT COMPANY ONLY)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                OLD        NEW      CLASS B     CLASS C     ADDITIONAL
                                 PREFERRED    COMMON      COMMON     COMMON     COMMON       PAID-IN      ACCUMULATED
                                   STOCK       STOCK      STOCK      STOCK       STOCK       CAPITAL        DEFICIT
                                 ---------   ---------   --------   --------   ---------   ------------   ------------
STOCKHOLDERS' EQUITY, December
  31, 1998.....................  $ 271,391   $ 112,647   $     --   $     --   $      --   $ 39,534,657   $(13,560,441)
Issuance of common stock in
  initial public offering,
  net..........................         --          --     87,400         --          --     72,689,869             --
Issuance of common stock.......         --      15,330      4,718         --       6,835      3,921,188             --
Issuance of common stock for
  notes receivable.............         --      47,595         --         --          --      8,919,642             --
Issuance of Series D Preferred
  Stock........................    214,001          --         --         --          --     31,362,528             --
Issuance of Series E Preferred
  Stock........................    116,667          --         --         --          --     24,741,546             --
Conversion of Old Common Stock
  to Class C Common............         --    (175,572)        --         --     175,572             --             --
Conversion of Class C to New
  Common Stock.................         --          --    524,180         --    (524,180)            --             --
Conversion of Series A through
  E Preferred to Class B and C
  Common.......................   (602,059)         --         --    116,667     339,773        145,619             --
Issuance of restricted stock to
  employees....................         --          --         --         --       2,000      3,642,880             --
Compensation expense on
  restricted stock grants......         --          --         --         --          --             --             --
Increase in equity investment
  in affiliate resulting from
  issuance of stock............         --          --         --         --          --     11,819,830             --
Net loss.......................         --          --         --         --          --             --    (20,903,915)
                                 ---------   ---------   --------   --------   ---------   ------------   ------------
STOCKHOLDERS' EQUITY, December
  31, 1999.....................         --          --    616,298    116,667          --    196,777,759    (34,464,356)

                                    NOTES
                                  RECEIVABLE
                                     FROM         DEFERRED
                                 STOCKHOLDERS   COMPENSATION   TREASURY STOCK      TOTAL
                                 ------------   ------------   --------------   ------------
STOCKHOLDERS' EQUITY, December
  31, 1998.....................  $ (5,750,000)  $        --      $       --     $ 20,608,254
Issuance of common stock in
  initial public offering,
  net..........................            --            --              --       72,777,269
Issuance of common stock.......            --            --              --        3,948,071
Issuance of common stock for
  notes receivable.............    (9,583,070)           --              --         (615,833)
Issuance of Series D Preferred
  Stock........................            --            --              --       31,576,529
Issuance of Series E Preferred
  Stock........................            --            --              --       24,858,213
Conversion of Old Common Stock
  to Class C Common............            --            --              --               --
Conversion of Class C to New
  Common Stock.................            --            --              --               --
Conversion of Series A through
  E Preferred to Class B and C
  Common.......................            --            --              --               --
Issuance of restricted stock to
  employees....................            --    (3,644,880)             --               --
Compensation expense on
  restricted stock grants......            --       333,115              --          333,115
Increase in equity investment
  in affiliate resulting from
  issuance of stock............            --            --              --       11,819,830
Net loss.......................            --            --              --      (20,903,915)
                                 ------------   -----------      ----------     ------------
STOCKHOLDERS' EQUITY, December
  31, 1999.....................   (15,333,070)   (3,311,765)             --      144,401,533

                        SOUNDVIEW TECHNOLOGY GROUP, INC.
                             (PARENT COMPANY ONLY)
           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                 OLD         NEW       CLASS B    CLASS C     ADDITIONAL
                                   PREFERRED    COMMON      COMMON      COMMON     COMMON      PAID-IN      ACCUMULATED
                                     STOCK      STOCK       STOCK       STOCK      STOCK       CAPITAL        DEFICIT
                                   ---------   --------   ----------   --------   --------   ------------   ------------
Issuances of common stock........      --          --         70,057        --        --       45,797,956            --
Issuance of common stock for
  notes receivable...............      --          --            750        --        --          978,938            --
Repurchases of common stock......      --          --             --        --        --               --            --
Repayments of notes receivable...      --          --             --        --        --               --            --
Issuance of common stock in STG
  merger.........................      --          --        113,647        --        --      290,889,835            --
Issuance of common stock in
  E*OFFERING merger..............      --          --        272,366        --        --      301,618,006            --
Issuance of restricted stock to
  employees......................      --          --         20,611        --        --       22,641,480            --
Compensation expense on
  restricted stock grants........      --          --             --        --        --               --            --
Forfeitures of restricted stock
  grants.........................      --          --         (1,913)       --        --       (1,864,326)           --
Tax benefit on non-qualified
  option exercises...............      --          --             --        --        --        6,948,852            --
Issuance of common stock for
  strategic investment...........      --          --         18,786        --        --       30,978,048            --
Modifications of stock based
  awards.........................      --          --             --        --        --        2,336,625            --
Net loss.........................      --          --             --        --        --               --   (21,958,874)
                                     ----        ----     ----------   --------     ----     ------------   ------------
STOCKHOLDERS' EQUITY, December
  31, 2000.......................      --          --      1,110,602   116,667        --      897,103,173   (56,423,230)
Issuances of common stock........      --          --         24,806        --        --        3,581,669            --
Cancellation of notes
  receivable.....................      --          --        (16,860)       --        --       (5,032,333)           --
Purchases of treasury stock......      --          --             --        --        --               --            --
Purchase of treasury stock for
  note receivable................      --          --             --        --        --               --            --

                                      NOTES
                                    RECEIVABLE
                                       FROM         DEFERRED
                                   STOCKHOLDERS   COMPENSATION    TREASURY STOCK      TOTAL
                                   ------------   -------------   --------------   ------------
Issuances of common stock........           --              --          437,494      46,305,507
Issuance of common stock for
  notes receivable...............     (979,688)             --               --              --
Repurchases of common stock......      596,560              --      (12,717,262)    (12,120,702)
Repayments of notes receivable...      440,302              --               --         440,302
Issuance of common stock in STG
  merger.........................           --              --               --     291,003,482
Issuance of common stock in
  E*OFFERING merger..............           --              --               --     301,890,372
Issuance of restricted stock to
  employees......................           --     (22,662,091)              --              --
Compensation expense on
  restricted stock grants........           --       5,940,866               --       5,940,866
Forfeitures of restricted stock
  grants.........................           --       1,866,239               --              --
Tax benefit on non-qualified
  option exercises...............           --              --               --       6,948,852
Issuance of common stock for
  strategic investment...........           --              --               --      30,996,834
Modifications of stock based
  awards.........................           --              --               --       2,336,625
Net loss.........................           --              --               --     (21,958,874)
                                   ------------   ------------     ------------    ------------
STOCKHOLDERS' EQUITY, December
  31, 2000.......................  (15,275,896)    (18,166,751)     (12,279,768)    796,184,797
Issuances of common stock........           --              --               --       3,606,475
Cancellation of notes
  receivable.....................    5,049,193              --               --              --
Purchases of treasury stock......           --              --      (12,164,340)    (12,164,340)
Purchase of treasury stock for
  note receivable................      975,000              --         (996,827)        (21,827)

                        SOUNDVIEW TECHNOLOGY GROUP, INC.
                             (PARENT COMPANY ONLY)
           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                  OLD         NEW        CLASS B    CLASS C     ADDITIONAL
                                    PREFERRED    COMMON      COMMON      COMMON      COMMON      PAID-IN       ACCUMULATED
                                      STOCK      STOCK       STOCK        STOCK      STOCK       CAPITAL         DEFICIT
                                    ---------   --------   ----------   ---------   --------   ------------   -------------
Repayments of notes receivable....      --          --             --          --       --               --              --
Issuance of restricted stock to
  employees.......................      --          --         82,896          --       --       13,930,000              --
Deferred compensation on unvested
  replacement options.............      --          --             --          --       --               --              --
Compensation expense on restricted
  stock grants and unvested
  replacement options.............      --          --             --          --       --               --              --
Forfeitures of restricted stock
  grants and unvested options.....      --          --         (1,734)         --       --       (3,134,623)             --
Restructuring of E*TRADE strategic
  alliance agreement..............      --          --             --          --       --               --              --
Tax benefit on non-qualified
  option exercises................      --          --             --          --       --         (822,655)             --
Purchase of treasury stock and
  conversion of Class B to common
  stock...........................      --          --        116,667    (116,667)      --               --              --
Modifications of stock based
  awards..........................      --          --             --          --       --        4,278,591              --
Net loss..........................      --          --             --          --       --               --    (332,705,686)
                                      ----        ----     ----------   ---------     ----     ------------   -------------
STOCKHOLDERS' EQUITY, December 31,
  2001............................    $ --        $ --     $1,316,377   $      --     $ --     $909,903,822   $(389,128,916)
                                      ====        ====     ==========   =========     ====     ============   =============

                                       NOTES
                                     RECEIVABLE
                                        FROM         DEFERRED        TREASURY
                                    STOCKHOLDERS   COMPENSATION       STOCK          TOTAL
                                    ------------   -------------   ------------   ------------
Repayments of notes receivable....      713,752              --              --        713,752
Issuance of restricted stock to
  employees.......................           --     (12,300,346)             --      1,712,550
Deferred compensation on unvested
  replacement options.............           --      (1,532,200)             --     (1,532,200)
Compensation expense on restricted
  stock grants and unvested
  replacement options.............           --       9,072,592              --      9,072,592
Forfeitures of restricted stock
  grants and unvested options.....           --       3,136,357              --             --
Restructuring of E*TRADE strategic
  alliance agreement..............           --              --     (19,405,655)   (19,405,655)
Tax benefit on non-qualified
  option exercises................           --              --              --       (822,655)
Purchase of treasury stock and
  conversion of Class B to common
  stock...........................           --              --     (10,399,479)   (10,399,479)
Modifications of stock based
  awards..........................           --              --              --      4,278,591
Net loss..........................           --              --              --   (332,705,686)
                                    -----------    ------------    ------------   ------------
STOCKHOLDERS' EQUITY, December 31,
  2001............................  $(8,537,951)   $(19,790,348)   $(55,246,069)  $438,516,915
                                    ===========    ============    ============   ============

         The accompanying notes are an integral part of this schedule.

                        SOUNDVIEW TECHNOLOGY GROUP, INC.

                             (PARENT COMPANY ONLY)

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                  2001            2000           1999
                                                              -------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $(332,705,686)  $(21,958,874)  $(20,903,915)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities--
  Deferred tax expense (benefit)............................    (42,542,472)     5,829,806     (6,155,010)
  Equity in net (income) loss of subsidiaries...............    294,193,149    (54,122,411)    (8,982,510)
  Equity in net loss of affiliates..........................     10,477,927     20,080,004        560,439
  Write-off of computer software and equipment..............        240,090         87,644      1,125,000
  Impairment of investment in Wit Capital Japan.............     11,191,073             --             --
  Loss on strategic investments.............................       (357,044)    13,727,858             --
  Non-cash charges related to stock based compensation......      8,032,371      8,277,244        333,115
  Depreciation and amortization.............................      3,686,627      3,767,130      1,278,706
  Discontinuance of retail brokerage operations.............             --        901,019             --
  Non-cash loss from consolidation of office space..........     17,878,154             --             --
  Other non-cash expenses...................................             --             --          1,565
(Increase) decrease in operating assets--
  Securities owned..........................................      1,810,782             --        103,540
  Investments...............................................     17,658,077    (22,039,059)      (324,643)
  Receivable from subsidiaries..............................     26,311,907    (39,529,734)            --
  Prepaid expenses..........................................        634,156         61,175       (834,711)
  Other assets..............................................      1,411,148       (480,316)    (3,454,150)
Increase (decrease) in operating liabilities--
  Accounts payable and accrued expenses.....................     (2,758,357)     2,697,694      6,122,989
  Payable to subsidiaries...................................     20,221,962      3,939,221             --
  Accrued compensation......................................     (1,652,685)      (709,453)     3,926,377
  Other liabilities.........................................        (74,754)       725,150         80,591
                                                              -------------   ------------   ------------
    Net cash provided by (used in) operating activities.....     33,656,425    (78,745,902)   (27,122,617)
                                                              -------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in (sales of investments in) subsidiaries and
  affiliates................................................      2,657,044    (18,919,083)   (29,929,802)
Acquisition of SoundView Technology Group PLC...............     (8,159,049)            --             --
Acquisition of STG..........................................             --    (22,473,143)            --
Capital distribution from subsidiary........................             --             --      3,000,000
Purchases of short-term investments.........................             --    (16,283,934)  (110,432,652)
Sales of short-term investments.............................             --     82,332,759     38,031,523
Purchases of computer software..............................       (360,118)    (1,514,086)    (2,384,593)
Purchases of furniture, equipment and leasehold
  improvements..............................................    (18,743,263)    (5,038,812)    (4,964,998)
                                                              -------------   ------------   ------------
  Net cash provided by (used in) investing activities.......    (24,605,386)    18,103,701   (106,680,522)
                                                              -------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments and issuances of notes receivable from
  stockholders..............................................        713,752        440,302       (615,833)
Net proceeds from IPO of common stock.......................             --             --     71,436,044
Capital distributions from subsidiaries.....................             --     32,000,000             --
Repurchases of Class B common stock.........................    (10,399,479)            --             --
Repurchases of common stock.................................    (12,164,340)   (12,120,702)            --
Net proceeds from issuance of common stock..................      3,606,475     46,117,960      3,948,071
Net proceeds from issuance of preferred stock...............             --             --     56,434,742
                                                              -------------   ------------   ------------
  Net cash provided by (used in) financing activities.......    (18,243,592)    66,437,560    131,203,024
                                                              -------------   ------------   ------------
  Net increase (decrease) in cash and cash equivalents......     (9,192,553)     5,795,359     (2,600,115)
Cash and cash equivalents, beginning of year................     12,376,048      6,580,689      9,180,804
                                                              -------------   ------------   ------------
Cash and cash equivalents, end of year......................  $   3,183,495   $ 12,376,048   $  6,580,689
                                                              =============   ============   ============

                        SOUNDVIEW TECHNOLOGY GROUP, INC.

                             (PARENT COMPANY ONLY)

                      STATEMENTS OF CASH FLOWS (CONTINUED)

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                 2001           2000          1999
                                                              -----------   ------------   ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for--
  Taxes.....................................................  $ 2,381,438   $    696,500   $   18,830
  Interest..................................................           --             --        3,822
NON-CASH TRANSACTIONS:
  Treasury stock received from restructuring of Strategic
    Alliance Agreement......................................   19,405,655             --           --
  Issuance of common stock to stockholders for notes
    receivable..............................................           --        979,688    8,967,237
  Issuance of common stock for consulting services..........           --             --       40,613
  Repurchase of common stock for note receivable............      996,827             --           --
  Investment in enba plc for common stock...................           --     30,996,834           --
  Issuances of restricted stock to employees, net of
    forfeitures.............................................   10,876,540     22,662,091    3,644,880
  Increase in equity investment in affiliate resulting from
    issuance of stock.......................................           --             --   11,819,830
  Tax benefit from non-qualified option exercises recorded
    through stockholders' equity............................      822,655      7,364,059           --
  Underwriting concessions received by WCC from IPO of WSVG
    common stock............................................           --             --    1,341,225
Acquisition of STG:
  Fair value of net assets acquired, net of cash received...           --     44,431,499           --
  Intangible assets and goodwill............................           --    275,857,420           --
  Issuance of common stock..................................           --    291,003,482           --
  Deferred tax asset........................................           --     16,770,000           --
  Deferred tax liabilities..................................           --     32,465,000           --
Acquisition of E*OFFERING:
  Fair value of net assets acquired, net of cash received...           --     12,594,705           --
  Intangible assets and goodwill............................           --    304,031,014           --
  Issuance of common stock..................................           --    301,890,372           --
  Deferred tax asset........................................           --      9,295,676           --
  Deferred tax liabilities..................................           --     17,147,407           --
  Deferred compensation on unvested replacement options.....           --      2,021,276           --

         The accompanying notes are an integral part of this schedule.

                        SOUNDVIEW TECHNOLOGY GROUP, INC.
                             (PARENT COMPANY ONLY)

             NOTES TO SCHEDULE TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    The financial information of SoundView Technology Group, Inc. (parent company only) should be read in conjunction with the consolidated financial statements of SoundView Technology Group, Inc. and subsidiaries and the notes thereto contained elsewhere in this Annual Report on Form 10-K.

2. RECLASSIFICATIONS

    Certain prior year balances have been reclassified to conform with the current year's presentation.