Form 10-Q
period 2002-03-31
SOUNDVIEW TECHNOLOGY GROUP INC
filed 2002-05-15
CIK 1071620

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days: Yes /X/ No / /

    As of May 7, 2002, there were 110,879,920 shares of the Registrant's common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        SOUNDVIEW TECHNOLOGY GROUP, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                               TABLE OF CONTENTS

                         PART I--FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
         Condensed Consolidated Statements of Financial Condition as
           of March 31, 2002 and December 31, 2001...................      3
         Condensed Consolidated Statements of Operations for the
           three months ended March 31, 2002 and 2001................      4
         Condensed Consolidated Statements of Cash Flows for the
           three months ended March 31, 2002 and 2001................      5
         Notes to Condensed Consolidated Financial Statements........      6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................     11

Item 3.  Quantitative and Qualitative Disclosure about Market Risk...     17

                          PART II--OTHER INFORMATION

Item 1.  Legal Proceedings...........................................     17

Item 2.  Changes in Securities and Use of Proceeds...................     17

Item 3.  Default upon Senior Securities..............................     17

Item 4.  Submission of Matters to a Vote of Security Holders.........     17

Item 5.  Other Information...........................................     17

Item 6.  Exhibits and Reports on Form 8-K............................     18

Signatures...........................................................     19

                                     PART I

ITEM 1--CONSOLIDATED FINANCIAL STATEMENTS

               SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                      MARCH 31, 2002 AND DECEMBER 31, 2001

                                                                MARCH 31,     DECEMBER 31,
                                                                  2002            2001
                                                              -------------   -------------
                                                               (UNAUDITED)
                           ASSETS
CASH AND CASH EQUIVALENTS...................................  $ 124,982,641   $ 163,852,686
RECEIVABLE FROM CLEARING BROKER.............................     28,605,281      17,172,354
SECURITIES OWNED, at market or fair value...................      4,961,632       5,731,168
INVESTMENT BANKING FEES RECEIVABLE..........................      2,355,825       1,928,023
INVESTMENTS.................................................     22,645,892      25,529,042
INTANGIBLE ASSETS, net of accumulated amortization of
  $30,482,783 and $31,572,101 at March 31, 2002 and December
  31, 2001, respectively....................................    241,167,451     243,784,806
FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net of
  accumulated depreciation and amortization of $13,104,803
  and $11,455,964 at March 31, 2002 and December 31, 2001,
  respectively..............................................     17,312,817      19,729,961
COMPUTER SOFTWARE, net of accumulated amortization of
  $727,897 and $601,561 at March 31, 2002 and December 31,
  2001, respectively........................................        390,983         655,879
PREPAID EXPENSES............................................      2,165,379       2,332,753
DEFERRED TAX AND OTHER ASSETS...............................     53,568,584      49,091,547
                                                              -------------   -------------
    Total assets............................................  $ 498,156,485   $ 529,808,219
                                                              =============   =============
            LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Securities sold but not yet purchased, at market value....  $     573,532   $     283,747
  Accounts payable and accrued expenses.....................      8,207,934       9,640,382
  Accrued compensation......................................     13,968,130      36,396,217
  Deferred tax liabilities..................................     25,761,854      26,568,637
  Other liabilities.........................................     24,815,935      20,946,443
                                                              -------------   -------------
    Total liabilities.......................................     73,327,385      93,835,426
                                                              -------------   -------------
STOCKHOLDERS' EQUITY:
Preferred Stock, $.001 par value, 30,000,000 shares
  authorized, no shares outstanding at March 31, 2002 and
  December 31, 2001.........................................             --              --
Common Stock, $.01 par value, 500,000,000 shares authorized,
  133,687,489 and 131,637,702 shares issued at March 31,
  2002 and December 31, 2001, respectively..................      1,336,875       1,316,377
Common Stock, Class B, $.01 par value, 75,000,000 shares
  authorized, no shares outstanding at March 31, 2002 and
  December 31, 2001.........................................             --              --
Additional paid-in capital..................................    915,424,101     909,903,822
Accumulated deficit.........................................   (408,354,442)   (389,128,916)
Notes receivable from stockholders..........................     (8,537,951)     (8,537,951)
Deferred compensation.......................................    (20,601,808)    (19,790,348)
Cumulative translation adjustment...........................             --      (2,544,122)
Treasury Stock, at cost, 23,055,579 and 23,659,959 shares at
  March 31, 2002 and December 31, 2001, respectively........    (54,437,675)    (55,246,069)
                                                              -------------   -------------
    Total stockholders' equity..............................    424,829,100     435,972,793
                                                              -------------   -------------
    Total liabilities and stockholders' equity..............  $ 498,156,485   $ 529,808,219
                                                              =============   =============

 The accompanying notes are an integral part of these consolidated statements.

               SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                              THREE MONTHS ENDED MARCH 31,
                                                              -----------------------------
                                                                  2002            2001
                                                              -------------   -------------
                                                                       (UNAUDITED)
REVENUES:
  Brokerage.................................................  $ 25,170,851    $ 39,583,833
  Investment banking........................................     4,017,695      13,009,953
  Interest and investment income............................       937,087       3,376,032
  Asset management fees.....................................     1,395,895       1,947,567
  Loss on investments.......................................    (2,507,044)     (2,130,372)
                                                              ------------    ------------
    Total revenues..........................................    29,014,484      55,787,013
                                                              ------------    ------------
EXPENSES:
  Compensation and benefits.................................    27,161,466      37,611,278
  Loss from consolidation of office space...................     8,479,798              --
  Brokerage and clearance...................................     4,329,702       5,880,805
  Communications and technology.............................     4,205,423       3,554,317
  Occupancy.................................................     2,189,052       3,211,225
  Depreciation and amortization.............................     2,016,188       2,771,258
  Marketing and business development........................     1,804,023       3,211,684
  Professional services.....................................     1,630,012       2,435,289
  Amortization of intangible asset..........................     1,486,807      16,214,250
  Impairment of intangible asset............................     1,130,550              --
  Discontinuance of European operations.....................    (1,816,811)             --
  Other.....................................................     1,330,742       1,829,738
                                                              ------------    ------------
    Total expenses..........................................    53,946,952      76,719,844
                                                              ------------    ------------
Loss before income tax benefit, equity in net loss of
  affiliates and minority interest..........................   (24,932,468)    (20,932,831)
Income tax benefit..........................................    (5,706,940)     (3,643,603)
                                                              ------------    ------------
    Loss before equity in net loss of affiliates and
      minority interest.....................................   (19,225,528)    (17,289,228)
                                                              ------------    ------------
  Equity in net loss of affiliates..........................            --      (5,289,131)
  Minority interest in earnings of subsidiary...............            --         (31,000)
                                                              ------------    ------------
Net loss....................................................  $(19,225,528)   $(22,609,359)
                                                              ============    ============
Net loss per share:
  Basic.....................................................  $      (0.20)   $      (0.20)
  Diluted...................................................  $      (0.20)   $      (0.20)
Weighted average shares used in the computation of net loss
  per share:
  Basic.....................................................    94,213,326     110,521,759
  Diluted...................................................    94,213,326     110,521,759

 The accompanying notes are an integral part of these consolidated statements.

               SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                               THREE MONTHS ENDED MARCH 31,
                                                              ------------------------------
                                                                  2002              2001
                                                              ------------      ------------
                                                                       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(19,225,528)     $(22,609,359)
  Adjustments to reconcile net loss to net cash used in
  operating activities--
    Deferred tax benefit....................................    (5,706,940)       (3,755,991)
    Depreciation and amortization...........................     3,502,995        18,985,508
    Equity in net loss of affiliates........................            --         5,289,131
    Impairment of intangible assets.........................     1,130,550                --
    Non-cash net gain on discontinuance of European
    operations..............................................    (3,205,686)               --
    Loss from consolidation of office space.................     8,034,799                --
    Compensation expense on restricted stock awards.........     3,552,242         3,047,858
    Cumulative translation adjustment.......................            --        (2,745,800)
  (Increase) decrease in operating assets--
    Receivable from clearing broker.........................   (11,432,927)       65,617,663
    Securities owned........................................       769,536           930,499
    Investment banking fees receivable......................      (427,802)        6,972,334
    Investments.............................................     2,883,150        10,496,542
    Prepaid expenses........................................       167,374        (1,835,458)
    Other assets............................................       224,486        (2,029,358)
  Increase (decrease) in operating liabilities--
    Securities sold but not yet purchased...................       289,785           (39,853)
    Accounts payable and accrued expenses...................    (1,432,448)         (458,910)
    Accrued compensation....................................   (24,156,087)     (106,485,845)
    Other liabilities.......................................     4,764,799        10,704,515
                                                              ------------      ------------
      Net cash used in operating activities.................   (40,267,702)      (17,916,524)
                                                              ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments.......................            --          (635,626)
  Investments in STGE.......................................       (71,125)       (8,159,049)
  Computer software purchased...............................        46,679          (738,724)
  Payments for purchases of furniture, equipment and
    leasehold improvements..................................      (762,002)       (2,371,665)
                                                              ------------      ------------
      Net cash used in investing activities.................      (786,448)      (11,905,064)
                                                              ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of notes receivable from stockholders..........            --           144,200
  Repurchases of common stock...............................            --        (4,114,498)
  Proceeds from issuance of common stock....................     2,184,105           914,848
                                                              ------------      ------------
      Net cash provided by (used in) financing activities...     2,184,105        (3,055,450)
                                                              ------------      ------------
      Net decrease in cash and cash equivalents.............   (38,870,045)      (32,877,038)
Cash and cash equivalents, beginning of period..............   163,852,686       184,788,892
                                                              ------------      ------------
Cash and cash equivalents, end of period....................  $124,982,641      $151,911,854
                                                              ============      ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for taxes.....................  $         --      $  1,945,437

NON-CASH TRANSACTIONS:
  Issuances (forfeitures) of restricted stock to employees,
    net of forfeitures......................................  $  4,590,926      $ (1,109,692)

 The accompanying notes are an integral part of these consolidated statements.

               SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 2002 AND 2001

1. ORGANIZATION AND BASIS OF PRESENTATION

    SoundView Technology Group, Inc. (the "Company") was incorporated on
March 27, 1996 and commenced operations in September 1997. The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, SoundView Technology Corporation ("STC"), Wit Capital Corporation, SoundView Technology Group PLC ("STGE"), SoundView Asset Management, Inc., and SoundView Ventures Corp. All material intercompany balances and transactions have been eliminated in consolidation.

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

    The Company is a technology-focused, research driven securities banking firm that provides services to an institutional and issuer client base. The Company produces comprehensive sell-side research on over 215 technology companies. The Company's brokerage operations provide a variety of sales and trading services to institutional investors. Through the Company's venture capital operations, it has established and currently manages a number of venture capital funds that provide investors with the opportunity to participate in technology and Internet related investments.

    These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results for the periods presented in conformity with accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K filed with the SEC on April 1, 2002. Results of the interim periods are not necessarily indicative of results to be obtained for a full fiscal year.

2. INTANGIBLE ASSETS

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets", which the Company adopted on January 1, 2002. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. The statement provides that assets which have indefinite useful lives will not be amortized, but rather will be tested at least annually for impairment and establishes specific guidelines for the testing of such assets. SFAS No. 142 allows for intangible assets with finite useful lives to continue to be amortized over their useful lives, but provides that those lives will no longer be limited to 40 years. As of March 31, 2002, the Company has not yet determined if it will incur any impairment charges resulting from the adoption of SFAS
No. 142.

    In accordance with the provisions of SFAS No. 142, as of January 1, 2002, the Company ceased amortizing the remaining carrying value of the goodwill and tradename intangible assets related to the Company's merger with STG in January 2000, both of which have indefinite useful lives. As of March 31, 2002, the carrying value of the goodwill and tradename intangible asset were $180,701,610 and $2,170,000, respectively. Through December 31, 2001, these assets were being amortized over a period of 20 years on a straight-line basis. The following table sets forth reported net loss and earnings

               SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                            MARCH 31, 2002 AND 2001

2. INTANGIBLE ASSETS (CONTINUED)
per share information as adjusted to exclude amortization of goodwill and the tradename intangible asset:

                                                              THREE MONTHS ENDED MARCH 31,
                                                              -----------------------------
                                                                  2002            2001
                                                              -------------   -------------
Net loss....................................................  $(19,225,528)   $(22,609,359)
Amortization of goodwill and tradename intangible asset, net
  of income tax benefit.....................................            --      10,282,965
                                                              ------------    ------------
Net loss as adjusted........................................  $(19,225,528)   $(12,326,394)
                                                              ============    ============
Net loss per common share as reported:
  Basic.....................................................  $      (0.20)   $      (0.20)
  Diluted...................................................  $      (0.20)   $      (0.20)
Net loss per common share as adjusted:
  Basic.....................................................  $      (0.20)   $      (0.11)
  Diluted...................................................  $      (0.20)   $      (0.11)

    For the three months ended March 31, 2001, amortization expense included $7,765,392 related to goodwill that was written-off in June 2001.

    Intangible assets subject to amortization under the provisions of SFAS
No. 142 consist of customer relationships and non-compete agreements and are being amortized over a weighted average life of approximately 15 years. The following table sets forth the gross carrying amount, accumulated amortization and net carrying amount of these intangible assets:

                                                               MARCH 31,     DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
Gross carrying amount.......................................  $ 69,400,000   $ 73,100,000
Accumulated amortization....................................   (11,104,159)   (12,186,804)
                                                              ------------   ------------
Net carrying amount.........................................  $ 58,295,841   $ 60,913,196
                                                              ============   ============

    For the three months ended March 31, 2002 and 2001, the Company recorded $1,486,807 and $5,919,585, of amortization expense, respectively, related to intangible assets subject to amortization. For the quarter ended March 31, 2001, amortization expense included $4,638,336 related to intangible assets subject to amortization that were written-off prior to or during the quarter ended
March 31, 2002. Estimated amortization expense for these intangible assets is approximately $5.1 million for each of the fiscal years ending December 31, 2002 through 2006.

3. NET LOSS PER SHARE

    The calculation of net loss per share for the three month periods ended March 31 2002 and 2001 includes weighted average common shares outstanding of 94,213,326 and 110,521,759, respectively. Because the Company reported a net loss for the those periods, the calculations of diluted earnings per share in those periods do not include options, warrants and common stock collateralizing the notes receivable from stockholders, as they are anti-dilutive and would result in a reduction of net loss per share. If the Company had reported net income, there would have been an additional 7,019,855 and

               SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                            MARCH 31, 2002 AND 2001

3. NET LOSS PER SHARE (CONTINUED)
11,577,427 shares for the three month periods ended March 31, 2002 and 2001, respectively, included in the calculation of diluted earnings per share.

4. STOCK OPTION PLAN

    The Company has adopted a stock incentive plan (the "Plan") that permits the granting of stock options, restricted stock and other awards to employees, directors and certain consultants of the Company. The exercise price of any share covered by an option granted to a person owning more than 10% of the voting power of all classes of stock of the Company cannot be less than 110% of the fair market value on the day of the grant. The exercise price of options intended to qualify as incentive stock options under Section 422 of the IRS Code may not be less than the fair market value on the date of grant. Options granted expire five or ten years from the date of grant, with the majority of the options expiring in the year 2010.

    As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has accounted for options granted to employees using the intrinsic value method prescribed by Accounting Practice Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." For all options granted with exercise prices that are equal to or greater than the fair market value of such common stock at the date of grant, the Company has recorded no related compensation expense. For any options granted with exercise prices that are less than the fair market value of such common stock at the date of grant and for restricted stock issued with future service requirements, the Company recognizes compensation expense over the relevant vesting period.

    As of March 31, 2002 the Company has 19,172,438 outstanding options with a range of exercise prices between $0.15 and $34.88 per share and a weighted average exercise price of $2.61.

5. WARRANTS

    As of March 31, 2002, the Company has 5,744,255 outstanding warrants with a range of exercise prices between $1.43 and $5.57. These warrants are exercisable for 106,960 shares of common stock and 5,637,295 shares of Class B common stock.

6. LOSS FROM CONSOLIDATION OF OFFICE SPACE

    For the three months ended March 31, 2002, the Company recorded a loss from consolidation of office space of approximately $8.5 million related primarily to an adjustment to the estimated reserve for the Company's lease commitment for an unused portion of its office space in San Francisco, California, that is being held for sublease at a lower rate than the lease rate.

7. DISCONTINUANCE OF EUROPEAN OPERATIONS

    For the three months ended March 31, 2002, the Company reported a $6.3 million charge for severance and other costs associated with closing STGE's operations including a $2.8 million loss on foreign exchange translation which had been reported as a separate component of stockholders' equity. This charge was offset by an $8.1 million gain from the elimination, in March 2002, of the minority interest liability in STGE due to a third party for a nominal amount.

               SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                            MARCH 31, 2002 AND 2001

8. IMPAIRMENT OF INTANGIBLE ASSET

    For the three months ended March 31, 2002, the Company recorded an impairment loss of $1.1 million to write-off the carrying value of the investment advisory intangible asset that resulted from the merger with STG, as the hedge fund formerly managed by STG and from which STG earned incentive royalties under an agreement with the manager, ceased operations in the first quarter of 2002.

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

    The components of the Company's income tax benefit for the periods ended March 31, 2002 and 2001 are as follows:

                                                              THREE MONTHS ENDED MARCH 31,
                                                              ----------------------------
                                                                 2002             2001
                                                              -----------      -----------
Current:
  Federal...................................................  $        --      $        --
  State and local...........................................           --          112,388
                                                              -----------      -----------
                                                                       --          112,388
                                                              -----------      -----------
Deferred:
  Federal...................................................   (5,587,195)      (3,690,890)
  State and local...........................................     (119,745)         (65,101)
                                                              -----------      -----------
                                                               (5,706,940)      (3,755,991)
                                                              -----------      -----------
                                                              $(5,706,940)     $(3,643,603)
                                                              ===========      ===========

The Company's effective tax rate differs from the Federal statutory rate primarily due to the amortization of intangible assets and goodwill and state and local income taxes.

    The Company has recorded deferred tax assets of $50.7 million and $27.2 million as of March 31, 2002 and 2001 respectively, primarily related to net operating loss carryforwards. The Company has also recorded deferred tax liabilities of approximately $25.8 million primarily reflecting the difference between the financial reporting and tax basis of intangible assets acquired in the merger with STG.

               SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                            MARCH 31, 2002 AND 2001

11. NET CAPITAL REQUIREMENTS

    STC is subject to the SEC's Uniform Net Capital Rule 15c3-1. STC's net capital, as defined, is required to be the greater of $250,000 or an amount determinable based on the market prices and number of securities in which STC acts as a market maker. As of March 31, 2002 and December 31, 2001, STC's net capital was $99,428,906 and $105,199,341, which was $98,826,406 and $104,646,841 in excess of the minimum net capital requirements, respectively.

12. OTHER COMPREHENSIVE INCOME

    Upon the acquisition of a controlling interest in STGE in the first quarter of 2001, the Company implemented the provisions of SFAS No. 130, "Reporting Comprehensive Income," which requires the Company to report the changes in stockholders' equity from all sources during the period other than those resulting from investments by shareholders. Revenues and expenses from the Company's subsidiary, STGE, were translated into U.S. dollars at average monthly exchange rates prevailing during each quarter and the resulting translation adjustment was reported as a separate component of stockholders' equity. Upon the closing of the operations of STGE in March 2002, the Company included the cumulative translation adjustment in its results of operations for the three months ended March 31, 2002 in the loss on discontinuance of European operations (Note 7). The Company is no longer required to report these changes as a separate component of stockholders' equity. Net comprehensive loss for the quarters ended March 31, 2002 and 2001 is as follows:

                                                               THREE MONTHS ENDED MARCH 31,
                                                              ------------------------------
                                                                  2002              2001
                                                              ------------      ------------
Net loss....................................................  $(19,225,528)     $(22,609,359)
Cumulative translation adjustment...........................            --        (2,745,800)
                                                              ------------      ------------
Net comprehensive loss......................................  $(19,225,528)     $(25,355,159)
                                                              ============      ============

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read with the consolidated financial statements of SoundView Technology Group, Inc. and subsidiaries and related notes thereto.

CRITICAL ACCOUNTING POLICIES

    For a description of critical accounting policies, including those which involve varying degrees of judgement, see Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

    SoundView Technology Group, Inc. was incorporated on March 27, 1996 and commenced operations in September 1997. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, SoundView Technology Corporation ("STC"), Wit Capital Corporation, SoundView Technology Group PLC ("STGE"), SoundView Asset Management, Inc. and SoundView Ventures Corp.

    On February 16, 2001, we acquired an 82% interest in STGE through the purchase of additional shares of common stock which increased to 99.9% in March 2002. Accordingly, beginning in February 2001, the results of operations of STGE have been consolidated with ours.

    SoundView is a research driven, technology-focused securities firm. SoundView produces comprehensive sell-side research on over 215 technology companies. Our brokerage operations provide a variety of sales and trading services to institutional investors. We leverage our technology expertise through a sales force which has a comprehensive understanding of the complex and diverse technologies involved in technology-focused investing. Our investment banking services include public offerings, M&A advisory and private equity placements. Our venture capital operation has established and currently manages a number of venture capital funds that provide investors with the opportunity to participate in technology and Internet related investments.

CURRENT MARKET ENVIRONMENT

    As a technology focused securities firm, our business and operations are affected by the U.S. and global economic environment and financial market conditions. The performance of the equity capital markets, and in particular the market for technology companies, significantly influences the strength of our business operations. We continue to operate under unfavorable market conditions that commenced in 2000 and worsened throughout 2001 and the first quarter of 2002 as a result of continuing uncertainty regarding the extent of the global economic slowdown and weakness in the technology sector. Additionally, during the first quarter of 2002, confidence in the markets has been affected by concerns surrounding the financial reporting and accounting practices of certain public companies. As a result of continuing market uncertainty, it is not clear when the primary equity markets will re-open on terms acceptable to prospective technology issuers and when or whether we will experience a related increase in revenue from public equity offerings. We continue to advise on private equity financings as well as merger and acquisition activity, but are still experiencing a slowdown in these areas.

Additionally, our institutional brokerage operations may be negatively affected by overall market volatility and more specifically, by periods of declining prices or trading volumes in technology stocks.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

REVENUES

    Total revenues for the quarter ended March 31, 2002 were $29.0 million, compared to $55.8 million for the quarter ended March 31, 2001. This represents a 48% decrease in total reported revenues, primarily attributable to decreases in brokerage revenue and investment banking revenue, and to a lesser extent, to a decrease in interest and investment income and asset management fees and write-downs on private equity investments.

    Brokerage revenue for the quarter ended March 31, 2002 was $25.2 million, compared to $39.6 million for the quarter ended March 31, 2001. Brokerage revenue decreased 36% primarily as a result of lower trading revenue derived from our market making operations and to a lesser extent from lower trading revenue derived from our listed trading operations. As a result of the move to decimal trading in the Nasdaq Stock Market, which began in April 2001, narrowing bid-ask spreads and smaller price increments are being experienced and are resulting in a decrease in trading revenue earned from our market making operations. These lower price increments combined with a general decline in trading volumes in technology stocks have resulted in lower revenues from our brokerage operations. To compensate for the narrowing of bid-ask spreads, we have started charging commissions on certain Nasdaq trades which we believe will begin to offset the decrease we have experienced in this revenue.

    Investment banking revenue for the quarter ended March 31, 2002 was $4.0 million, compared to $13.0 million for the quarter ended March 31, 2001. Investment banking revenue is primarily derived from the public offering of equity securities, and also from mergers and acquisitions and strategic advisory services and private equity offerings. The 69% decrease in investment banking revenue in 2002 as compared to 2001 is attributable to unfavorable market conditions for technology companies, which include lower market valuations and general market and economic uncertainty, and to decreased contributions from our mergers and acquisitions advisory services. During the first quarter of 2002 we participated as a manager in a total of 5 public securities offerings, 1 as lead manager and 4 as co-manager as compared to the first quarter of 2001 during which we co-managed 1 offering. However, during the first quarter of 2001, we recognized revenue on 5 M&A and private equity transactions which accounted for over 50% of total investment banking revenue in that period, compared to closing only 1 private equity transaction in the first quarter of 2002. So long as the stability of the public equity markets remains uncertain and mergers and acquisitions activity remains slow, we do not expect that investment banking revenue will increase significantly from the level achieved in the first quarter of 2002.

    Interest and investment income for the quarter ended March 31, 2002 was $937,000, compared to $3.4 million for the quarter ended March 31, 2001. We earn interest income from the investment of cash balances raised through financing activities until the funds are used in our business. During the first quarters of 2002 and 2001, our average monthly cash balance was $154.1 million and $184.3 million, respectively. Our interest and investment income decreased 72% in the first quarter 2002 compared to the first quarter of 2001 as a result of decreased interest bearing cash balances and lower interest income earned on our invested cash.

    Asset management fees for the quarter ended March 31, 2002 were $1.4 million compared to $1.9 million for the quarter ended March 31, 2001. This revenue is derived primarily from management fees from our series of venture capital funds and in 2001, included incentive royalties from hedge funds that were formerly managed by STG. Comparing asset management fees earned in the quarters ended March 31, 2002 and 2001, the 28% decrease in 2002 is attributable primarily to a reduction in the incentive royalties which the Company no longer earns as the hedge funds ceased operations in the first quarter of 2002.

    The loss on investments for the quarter ended March 31, 2002 was $2.5 million, compared to $2.1 million for the quarter ended March 31, 2001. For the quarters ended March 31, 2002 and 2001, the 18% increase primarily consists of losses from investment partnerships focused on the technology sector and a decline in the value of the Company's contributions to leveraged employee investment funds. As of March 31, 2002, we hold approximately $22.6 million in private equity investments and in investment funds in which the underlying investments are in privately held companies. We carry our investments at fair value, which requires management to make estimates based on available information, which do not necessarily represent the amounts that might ultimately be realized, since such amounts depend on future circumstances and cannot be determined until the investments are actually liquidated. Actual results could differ from those estimates and the differences could be material. We may recognize additional future gains or losses related to our investment portfolio based on specific circumstances surrounding an individual investment or if general market conditions in certain sectors change materially.

EXPENSES

    Compensation and benefits expense for the quarter ended March 31, 2002 was $27.2 million, compared to $37.6 million for the quarter ended March 31, 2001. Compensation and benefits expense consists of salaries, bonuses, amortization of restricted stock awards and other benefits paid or provided to the Company's employees. The 28% decrease in compensation and benefits expense from the first quarter of 2001 to 2002 primarily relates to lower incentive compensation accrued on lower revenues and a decrease in personnel from 413 as of March 31, 2001 to 240 as of March 31, 2002. Excluding severance charges of $4,114,813 and $2,754,724 and stock based compensation expense of $1,787,517 and $1,677,452 in the quarters ended March 31, 2002 and 2001, respectively, compensation expense decreased 36%, which is consistent with the overall decrease in headcount from quarter to quarter.

    Loss from consolidation of office space was $8.5 million for the quarter ended March 31, 2002. This loss consists primarily of an adjustment to a reserve established in the second and third quarters of 2001 related to our lease commitment for an unused portion of our office space in San Francisco, California. In March 2002, we decided to further consolidate our office space in San Francisco as a result of the reduction in headcount which we believe will increase the likelihood of sublease for the unoccupied portion. Accordingly, we recorded an additional loss reserve of $7.8 million consisting of our lease commitment for the estimated time frame for sublease and the market loss on the additional unused office space over the life of the lease. In addition, we have been unsuccessful at subleasing our unoccupied office space in Stamford, Connecticut and have established a reserve of $0.7 million related to this sublease. As we assess market conditions and other factors existing in 2002 regarding the demand for office space, we will determine if additional adjustments to the loss reserve are necessary in relation to the planned subleases of our office space in various locations.

    Brokerage and clearance expense for the quarter ended March 31, 2002 was $4.3 million, compared to $5.9 million for the quarter ended March 31, 2001. This expense primarily consists of fees paid to independent floor brokers on the New York Stock Exchange for the execution of institutional customer agency trades, as well as amounts paid to our clearing broker for processing and clearing customers' trades. The 26% decrease in brokerage and clearance expense for the quarter ended March 31, 2002 compared to March 31, 2001 resulted from decreased brokerage revenue. We expect our brokerage and clearance expense to fluctuate to the extent we experience an increase or decrease in related commission revenue.

    Communications and technology expense for the quarter ended March 31, 2002 was $4.2 million, compared to $3.6 million for the quarter ended March 31, 2001. Communications and technology expense includes costs related to market data services, transaction processing and telephone and other communication charges. Comparing the quarter ended
March 31, 2002 to the quarter ended March 31, 2001 this expense has increased 18%. Included in this increase was a payment made to a vendor in January 2002 in the amount of $1.2 million to terminate a contract. This payment offset a decrease of 16% in other communications and technology expenses from 2001 to 2002 resulting from a cost reduction effort and the decrease in usage resulting from the decrease in headcount.

    Occupancy expense for the quarter ended March 31, 2002 was $2.2 million, compared to $3.2 million for the quarter ended March 31, 2001. Occupancy expense includes costs related to leasing office space in Old Greenwich, New York, Stamford, San Francisco, Boston and London. The 32% decrease from 2001 to 2002 was attributable to reduced headcount and steps we took to consolidate our east coast operations into one location in Old Greenwich, Connecticut as well as to consolidate our office space in San Francisco.

    Depreciation and amortization expense for the quarter ended March 31, 2002 was $2.0 million, compared to $2.8 million for the quarter ended March 31, 2001. Depreciation and amortization consists primarily of depreciation and amortization of furniture, equipment and leasehold improvements and amortization of computer software. The decreases in depreciation and amortization expense of 27% comparing 2002 with 2001, are primarily the result of the write-off of leasehold improvements related to the consolidation of office space in the latter quarters of 2001 and the first quarter of 2002.

    Marketing and business development expense for the quarter ended March 31, 2002 was $1.8 million, compared to $3.2 million for the quarter ended March 31, 2001. Marketing and business development expense consists primarily of travel, entertainment and costs associated with hosting our technology-focused conferences. The 44% decrease from the first quarter of 2001 to 2002 is attributable to a decrease in advertising costs incurred as well as a decrease in travel expenses resulting from the market slowdown and to a lesser extent, the related reduction in headcount. In the future, we would expect these expenses to fluctuate to the extent we modify our marketing efforts in response to the changing business environment and market conditions.

    Professional services expense for the quarter ended March 31, 2002 was $1.6 million, compared to $2.4 million for the quarter ended March 31, 2001. Professional services expense includes legal, consulting, accounting, and recruiting fees and the costs related to our strategic relationships with the Gartner Group and the Giga Group, which allow us access to their products and services. The 33% decrease from the first quarter of 2001 to 2002 is attributable to fewer consultants' fees and legal costs in connection with defending ourselves in litigation.

    Amortization of intangible assets and goodwill decreased to $1.5 million for the quarter ended March 31, 2002 from $16.2 million for the quarter ended
March 31, 2001. For the first quarter of 2002, amortization of intangible assets and goodwill consisted of amortization of intangible assets related to the merger with STG. The merger with STG, completed on January 31, 2000, resulted in approximately $275 million in intangible assets and goodwill, which were being amortized over periods ranging from 3 to 20 years. On January 1, 2002, we ceased amortization of the STG goodwill and tradename intangible assets upon adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" (see "New Accounting Pronouncements"). Consequently, the first quarter of 2002 does not include
$2.5 million of amortization for these intangible assets. Additionally in the first quarter of 2002, as a result of an impairment charge, discussed below, the balance of amortizable intangible assets was further reduced to its carrying value at March 31, 2002 of approximately $58.3 million.

    For the first quarter of 2001, amortization of intangible assets and goodwill consisted of amortization of intangible assets related to the merger with STG, as discussed above, and E*OFFERING Corp. The merger with E*OFFERING, which was completed on October 16, 2000, resulted in approximately $304 million in intangible assets and goodwill, which, in the three months ended March 31, 2001, were amortized on a straight-line basis over 5 and 7 years, respectively. In the second and third quarters of 2001, the carrying values of goodwill and intangible assets related to the merger with E*OFFERING were reduced to zero as a result of an impairment charge and the restructuring of the strategic alliance with E*TRADE Group, Inc., which resulted in a return of stock previously issued to E*TRADE. The first quarter of 2002, as a result, does not include approximately $12.1 million of amortization expense related to the E*OFFERING merger, as compared with the first quarter of 2001.

    In the quarter ended March 31, 2002, we recorded an impairment of intangible assets charge of $1.1 million. Management reviews intangible and other assets whenever circumstances indicate the carrying amount of an asset may not be recoverable. This charge resulted from the write-off the carrying value of the investment advisory intangible asset acquired in the merger with STG, as the fund we formerly managed and from which we earned incentive royalties under an agreement with the manager, ceased operations in the first quarter of 2002.

    The discontinuance of European operations resulted in a net gain of approximately $1.8 million for the quarter ended March 31, 2002. The gain is comprised of a $6.3 million charge for severance and other costs associated with closing STGE's operations, including a $2.8 million loss on foreign exchange translation which had been reported as a separate component of stockholders' equity, offset by an $8.1 million gain from the elimination of the minority interest liability in STGE due to a third party for a nominal amount.

    Other expenses for the quarter ended March 31, 2002 were $1.3 million, compared to $1.8 million for the quarter ended March 31, 2001. Other expenses includes costs for office supplies, insurance, subscriptions, registrations and other general administrative expenses. Comparing 2002 to 2001, the 27% decrease in other expenses relates to a general decrease in general and administrative costs through an ongoing expense reduction effort.

OTHER

    Equity in net loss of affiliates and minority interest totaled $0 for the three month period ended March 31, 2002 and $5.3 million for the three month period ended March 31, 2001. Equity in net loss of affiliates represents our proportional share of the losses incurred by Wit Capital Japan through the sale of our investment and our proportional share of losses incurred by STGE until February 2001 when we acquired an 82% interest in STGE and began to consolidate its results of operations with ours. Minority interest in the earnings of STGE in the first quarter of 2001 represents recognition of the 18% interest in that entity held by Cazenove & Co. ("Cazenove"). In November 2001, we sold our interest in Wit Capital Japan. Further, on March 15, 2002, we acquired Cazenove's interest in STGE, for a nominal amount, increasing our ownership interest in STGE to 99.9% and made the decision to discontinue the operations of the subsidiary. Accordingly, 99.9% of the results of operations of STGE have been consolidated with ours since March 15, 2002 and all charges related to the discontinuance of European operations are discussed above.

    For the quarter ended March 31, 2002, we recorded an income tax benefit of $5.7 million compared to a $3.6 million income tax benefit for the quarter ended March 31, 2001. We record a provision or benefit for income taxes based on our estimated taxable income and periodically assess the need for valuation allowances based on our estimation of future taxable earnings. Our effective tax rate differs from the Federal statutory rate as a result of certain non-deductible expenses, primarily goodwill, and state and local income taxes. As of March 31, 2002, we have recorded $50.7 million in deferred tax assets related primarily to net operating loss carryforwards. We have not established a valuation allowance against these deferred tax assets as management believes it is more likely than not that such tax benefits will be utilized against future taxable income. However if market conditions remain unfavorable and we continue to operate in a taxable loss position through the remainder of fiscal 2002, we will reassess the need for a valuation allowance against part or all of the deferred tax assets. Based on the balances of our deferred tax assets and liabilities at March 31, 2002, the valuation allowance would approximate $45.3 million.

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 2002, we have $153.6 million in cash and cash equivalents. We do not currently anticipate any capital expenditures or investments in the next twelve months. Additionally, in March 2002 we undertook a business review focused on reducing our cost structure in an effort to generate positive cash flow from operations over the last 9 months of 2002 in varying market conditions.

    Net cash used in operating activities was $40.3 million for the three months ended March 31, 2002, compared to $17.9 million during the same period in the preceding year. Cash used in operating activities for the three months ended March 31, 2002 was primarily from a net loss of $19.2 million, offset by non-cash adjustments of $7.3 million, a net increase in operating assets of $7.8 million, and a decrease in operating liabilities of $20.6 million. Cash used in operating activities for the three months ended March 31, 2001 was primarily from a net loss of $22.6 million, non-cash adjustments of $20.8 million, a net decrease in operating assets of $80.2 million, and a decrease in operating liabilities of $96.3 million.

    Net cash provided by operations could be negatively impacted by a number of factors, including potential losses on private equity investments, including the venture capital and employee investment funds, in which the underlying investments are in privately held companies. We carry our investments, approximately $22.6 million as of March 31, 2002, at fair value which requires management to make estimates based on available information, which do not necessarily represent the amounts that might ultimately be realized, since such amounts depend on future circumstances and cannot be determined until the investments are actually liquidated. Actual results could differ from those estimates and the differences could be material. We may recognize additional future gains or losses related to our investment portfolio based on specific circumstances surrounding an individual investment or if general market conditions in certain sectors charge materially.

    Net cash used in investing activities was $0.8 million for the three months ended March 31, 2002, compared to $11.9 million for the three months ended March 31, 2001. Cash used in investing activities for the three months ended March 31, 2001 consisted primarily of purchases of furniture, equipment and leasehold improvements. Cash used in investing activities for the three months ended March 31, 2001 was primarily purchases of short-term investments of $636,000, investment in STGE of $8.2 million, fixed asset purchases of $2.4 million and development of computer software of $739,000.

    Net cash provided by financing activities was $2.2 million for the three months ended March 31, 2002, compared to cash used in financing activities of $3.1 million during the three months ended March 31, 2001. Cash provided by financing activities for the three months ended March 31, 2002 resulted from proceeds received from the issuance of common stock for the exercise of options. Cash used in financing activities for the three months ended March 31, 2001 resulted primarily from the repurchase of treasury stock of $4.1 million offset by $915,000 million in proceeds received from the issuance of common stock for the exercise of options and warrants.

NEW ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. The statement provides that assets which have indefinite useful lives will not be amortized, but rather will be tested at least annually for impairment and establishes specific guidelines for the testing of such assets. SFAS No. 142 allows for intangible assets with finite useful lives to continue to be amortized over their useful lives, but provides that those lives will no longer be limited to 40 years. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. Accordingly, beginning in January 2002, the Company ceased amortizing the remaining carrying value of the goodwill and tradename intangible assets related to the Company's merger with STG in January 2000, both of which have indefinite useful lives. As of March 31, 2002, the Company has not yet determined if it will incur any impairment charges resulting from the adoption of SFAS No. 142.

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    There has been no material change from the Item 305 information included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

                                    PART II

ITEM 1--LEGAL PROCEEDINGS

    Certain claims and legal proceedings are described in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001. We are currently subject to claims and legal proceedings arising in the normal course of our business. We do not believe that the resolution of such legal proceedings should have a material adverse effect on us.

ITEM 2--CHANGES IN SECURITIES AND USE OF PROCEEDS

    None

ITEM 3--DEFAULT UPON SENIOR SECURITIES

    None

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5--OTHER INFORMATION

FORWARD-LOOKING STATEMENTS

    The Company has included in this Form 10-Q filing, and from time to time its management may make, statements which may constitute forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but instead represent only the Company's beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of the Company's or its management's control. Statements preceded by, followed by, or that include the words "expect," "will," "may," "could," "intend," "anticipate," "believe," and "should", involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or those of the industry in which we operate, to be materially different from any expected future results, performance or achievements expressed or implied in these forward-looking statements. It is possible that its actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the Company's specific forward-looking statements include:

    - a decline in general economic conditions or the United States securities markets;

    - the inability to ensure sufficient revenue to cover its costs and create profits;

    - increasing competitive pressures; and

    - increased volatility in the capital markets.

    Additional information regarding these and other important factors that could cause actual results to differ from those in the Company's forward-looking statements is contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The Company hereby incorporates by reference those risk factors into this Form 10-Q. Other additional information regarding important factors that cause results to differ from those in the Company's forward looking statements are contained in the Company's periodic filings with the Securities & Exchange Commission.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

        None

    (b) Reports on Form 8-K:

        On May 8, 2002, the Company filed a current report on Form 8-K describing a change in its independent auditors.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2002                                     SOUNDVIEW TECHNOLOGY GROUP, INC.

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