Form 10-Q
period 2002-06-30
SOUNDVIEW TECHNOLOGY GROUP INC
filed 2002-08-14
CIK 1071620

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                         COMMISSION FILE NUMBER 0-26225

                            ------------------------

                        SOUNDVIEW TECHNOLOGY GROUP, INC.

             (exact name of registrant as specified in its charter)

                DELAWARE                                          13-3900397
     (State or Other Jurisdiction of              (I.R.S. Employer Industrial Identification
     Incorporation or Organization)                                Number)
1700 E. PUTNAM AVENUE, OLD GREENWICH, CT                            06870
(Address of Principal Executive Offices)                          (Zip Code)

                                 (203) 321-7000
              (Registrant's Telephone Number, including Area Code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days: Yes /X/ No / /

    As of August 5, 2002, there were 109,839,956 shares of the Registrant's common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        SOUNDVIEW TECHNOLOGY GROUP, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                               TABLE OF CONTENTS
                         PART I--FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
         Condensed Consolidated Statements of Financial Condition as
           of June 30, 2002 and December 31, 2001....................      3
         Condensed Consolidated Statements of Operations for the
           three and six months ended June 30, 2002 and 2001.........      4
         Condensed Consolidated Statements of Cash Flows for the six
           months ended June 30, 2002 and 2001.......................      5
         Notes to Condensed Consolidated Financial Statements........      6
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................     12
Item 3.  Quantitative and Qualitative Disclosure about Market Risk...     19

                          PART II--OTHER INFORMATION

Item 1.  Legal Proceedings...........................................     19
Item 2.  Changes in Securities and Use of Proceeds...................     19
Item 3.  Default upon Senior Securities..............................     19
Item 4.  Submission of Matters to a Vote of Security Holders.........     19
Item 5.  Other Information...........................................     19
Item 6.  Exhibits and Reports on Form 8-K............................     20
Signatures...........................................................     20

                                     PART I

ITEM 1--CONSOLIDATED FINANCIAL STATEMENTS

               SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      JUNE 30, 2002 AND DECEMBER 31, 2001

                                                                JUNE 30,     DECEMBER 31,
                                                                  2002           2001
                                                              ------------   -------------
                                                              (UNAUDITED)
                           ASSETS
CASH AND CASH EQUIVALENTS...................................  $139,274,157   $163,852,686
RECEIVABLE FROM CLEARING BROKER.............................    19,054,036     17,172,354
SECURITIES OWNED, at market or fair value...................     4,644,095      5,731,168
INVESTMENT BANKING FEES RECEIVABLE..........................     1,057,349      1,928,023
INVESTMENTS.................................................    21,476,112     25,529,042
INTANGIBLE ASSETS, net of accumulated amortization of
  $31,764,033 and $31,572,101 at June 30, 2002 and December
  31, 2001, respectively....................................   239,886,202    243,784,806
FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net of
  accumulated depreciation and amortization of $14,391,864
  and $11,455,964 at June 30, 2002 and December 31, 2001,
  respectively..............................................    15,289,144     19,729,961
COMPUTER SOFTWARE, net of accumulated amortization of
  $608,673 and $601,561 at June 30, 2002 and December 31,
  2001, respectively........................................       308,167        655,879
PREPAID EXPENSES............................................     2,882,734      2,332,753
DEFERRED TAX AND OTHER ASSETS, NET..........................     3,230,129     22,522,910
                                                              ------------   ------------
    Total assets............................................  $447,102,125   $503,239,582
                                                              ============   ============
            LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Securities sold but not yet purchased, at market value....  $    685,506   $    283,747
  Accounts payable and accrued expenses.....................     7,153,429      9,640,382
  Accrued compensation......................................    20,237,890     36,396,217
  Other liabilities.........................................    22,412,144     20,946,443
                                                              ------------   ------------
    Total liabilities.......................................    50,488,969     67,266,789
                                                              ------------   ------------
STOCKHOLDERS' EQUITY:
  Preferred Stock, $.001 par value, 30,000,000 shares
    authorized, no shares outstanding at June 30, 2002 and
    December 31, 2001.......................................            --             --
  Common Stock, $.01 par value, 500,000,000 shares
    authorized, 133,488,621 and 131,637,702 shares issued at
    June 30, 2002 and December 31, 2001, respectively.......     1,334,886      1,316,377
  Common Stock, Class B, $.01 par value, 75,000,000 shares
    authorized, no shares outstanding at June 30, 2002 and
    December 31, 2001.......................................            --             --
  Additional paid-in capital................................   914,129,478    909,903,822
  Accumulated deficit.......................................  (438,442,859)  (389,128,916)
  Notes receivable from stockholders........................    (8,537,951)    (8,537,951)
  Deferred compensation.....................................   (16,764,858)   (19,790,348)
  Cumulative translation adjustment.........................            --     (2,544,122)
  Treasury Stock, at cost, 23,415,865 and 23,659,959 shares
    at June 30, 2002 and December 31, 2001, respectively....   (55,105,540)   (55,246,069)
                                                              ------------   ------------
    Total stockholders' equity..............................   396,613,156    435,972,793
                                                              ------------   ------------
    Total liabilities and stockholders' equity..............  $447,102,125   $503,239,582
                                                              ============   ============

 The accompanying notes are an integral part of these consolidated statements.

               SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                               THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                               ----------------------------   ----------------------------
                                                   2002           2001            2002           2001
                                               ------------   -------------   ------------   -------------
                                                       (UNAUDITED)                    (UNAUDITED)
REVENUES:
  Investment banking.........................  $ 2,574,179    $  5,771,447    $  6,591,874   $  18,781,400
  Brokerage..................................   27,337,158      29,843,650      52,508,009      69,427,483
  Interest and investment income.............    1,540,457       2,901,333       2,477,544       6,277,365
  Asset management fees......................    1,561,371       2,283,221       2,957,266       4,230,788
  Loss on investments........................     (974,830)     (2,019,173)     (3,481,874)     (4,149,545)
                                               ------------   -------------   ------------   -------------
    Total revenues...........................   32,038,335      38,780,478      61,052,819      94,567,491
                                               ------------   -------------   ------------   -------------
EXPENSES:
  Compensation and benefits..................   21,221,406      27,287,754      48,382,872      64,899,032
  Amortization of intangible assets and
    goodwill.................................    1,281,249      16,214,250       2,768,056      32,428,500
  Impairment of goodwill and other intangible
    assets...................................           --     249,729,076       1,130,550     249,729,076
  Brokerage and clearance....................    4,230,914       5,209,058       8,560,616      11,089,863
  Communications and technology..............    2,602,764       3,426,753       6,808,187       6,981,070
  Marketing and business development.........    2,226,187       3,074,974       4,030,210       6,286,658
  Occupancy..................................    1,793,209       4,387,768       3,982,261       7,598,993
  Depreciation and amortization..............    1,256,817       2,979,018       3,273,005       5,750,276
  Professional services......................    1,850,679       1,939,243       3,480,691       4,374,532
  Discontinuance of European operations......           --              --       6,271,000              --
  Loss from consolidation of office space....           --       9,793,172       8,479,798       9,793,172
  Restructuring costs........................           --       5,565,667              --       5,565,667
  Other......................................      949,655       1,521,503       2,280,397       3,351,241
                                               ------------   -------------   ------------   -------------
    Total expenses...........................   37,412,880     331,128,236      99,447,643     407,848,080
                                               ------------   -------------   ------------   -------------
Loss before gain on strategic investment,
  income taxes, equity in net loss of
  affiliates and minority interest...........   (5,374,545)   (292,347,758)    (38,394,824)   (313,280,589)
  Gain on strategic investment...............    1,185,875              --       1,185,875              --
                                               ------------   -------------   ------------   -------------
Loss before income taxes, equity in net loss
  of affiliates and minority interest........   (4,188,670)   (292,347,758)    (37,208,949)   (313,280,589)
Provision (benefit) for income taxes.........   25,899,745     (27,316,691)     20,192,805     (30,960,294)
                                               ------------   -------------   ------------   -------------
Loss before equity in net loss of affiliates
  and minority interest......................  (30,088,415)   (265,031,067)    (57,401,754)   (282,320,295)
  Equity in net loss of affiliates...........           --      (4,310,418)             --      (9,599,549)
  Minority interest in net loss of
    subsidiary...............................           --       1,528,891       8,087,811       1,497,891
                                               ------------   -------------   ------------   -------------
Net loss.....................................  $(30,088,415)  $(267,812,594)  $(49,313,943)  $(290,421,953)
                                               ============   =============   ============   =============
Net loss per share:
  Basic......................................  $     (0.32)   $      (2.42)   $      (0.52)  $       (2.63)
  Diluted....................................  $     (0.32)   $      (2.42)   $      (0.52)  $       (2.63)
Weighted average shares used in the
  computation of net loss per share:
  Basic......................................   94,919,288     110,699,440      94,570,585     110,438,926
  Diluted....................................   94,919,288     110,699,440      94,570,585     110,438,926

 The accompanying notes are an integral part of these consolidated statements.

               SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                                               SIX MONTHS ENDED JUNE 30,
                                                              ----------------------------
                                                                  2002           2001
                                                              ------------   -------------
                                                                      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(49,313,943)  $(290,421,953)
  Adjustments to reconcile net loss to net cash used in
  operating activities--
    Deferred tax expense (benefit)..........................    20,192,805     (30,767,308)
    Depreciation and amortization...........................     6,041,061      38,178,776
    Equity in net loss of affiliates........................            --       9,599,549
    Minority interest.......................................    (8,087,811)             --
    Impairment of goodwill and other intangible assets......     1,130,550     249,729,076
    Write-off of leasehold improvements.....................            --         500,000
    Write-off of computer software and equipment............        74,010         590,000
    Loss from consolidation of office space.................     1,074,173         983,172
    Non-cash charges for discontinuance of European
    operations..............................................     3,154,125              --
    Compensation expense on restricted stock awards.........     5,557,674       4,823,241
  Cumulative translation adjustment.........................            --      (2,800,675)
  (Increase) decrease in operating assets--
    Receivable from clearing broker.........................    (1,881,682)     52,003,123
    Securities owned........................................     1,087,073         921,389
    Investment banking fees receivable......................       870,674      11,036,478
    Investments.............................................     4,052,930      28,947,772
    Prepaid expenses........................................      (549,981)       (273,070)
    Other assets............................................      (366,046)     (1,053,370)
  Increase (decrease) in operating liabilities--
    Securities sold but not yet purchased...................       401,759         633,348
    Accounts payable and accrued expenses...................    (2,486,953)     (5,714,152)
    Accrued compensation....................................   (16,158,327)    (97,809,494)
    Other liabilities.......................................     8,321,634      16,725,898
                                                              ------------   -------------
      Net cash used in operating activities.................   (26,886,275)    (14,168,200)
                                                              ------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments.......................            --        (632,632)
  Investment in STGE........................................       (71,125)     (8,159,049)
  Computer software purchased...............................       (69,755)       (827,483)
  Reimbursement (payments) for purchases of furniture,
    equipment and leasehold improvements....................       130,094      (5,786,994)
                                                              ------------   -------------
      Net cash used in investing activities.................       (10,786)    (15,406,158)
                                                              ------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of notes receivable from stockholders..........            --         713,752
  Repurchases of common stock...............................      (410,676)     (7,025,400)
  Proceeds from issuance of common stock....................     2,729,208       3,881,400
                                                              ------------   -------------
      Net cash provided by (used in) financing activities...     2,318,532      (2,430,248)
      Net decrease in cash and cash equivalents.............   (24,578,529)    (32,004,606)
Cash and cash equivalents, beginning of period..............   163,852,686     184,788,892
                                                              ------------   -------------
Cash and cash equivalents, end of period....................  $139,274,157   $ 152,784,286
                                                              ============   =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for taxes.....................            --   $   2,156,163
NON-CASH TRANSACTIONS:
  Repurchase of common stock for receivables................       445,623         996,827
  Issuances (forfeitures) of restricted stock to (by)
  employees.................................................     2,460,359      (3,078,178)

 The accompanying notes are an integral part of these consolidated statements.

               SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001

1. ORGANIZATION AND BASIS OF PRESENTATION

    SoundView Technology Group, Inc. (the "Company") was incorporated on
March 27, 1996 and commenced operations in September 1997. The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, SoundView Technology Corporation ("STC"), Wit Capital Corporation, SoundView Ventures Corp. and SoundView Technology Group PLC ("STGE"). All material intercompany balances and transactions have been eliminated in consolidation.

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

    The Company is a technology-focused, research driven securities firm that provides services to an institutional and issuer client base. The Company produces comprehensive sell-side research on over 180 technology companies. The Company's brokerage operations provide a variety of sales and trading services to institutional investors. Through the Company's venture capital operations, it has established and currently manages a number of venture capital funds that provide investors with the opportunity to participate in technology and Internet related investments.

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

2. INTANGIBLE ASSETS

    During the quarter ended June 30, 2001, in light of the current economic environment and market conditions, the Company performed an evaluation of its enterprise value to make a determination as to whether the recorded amounts of goodwill and intangible assets acquired in its mergers with STG and E*OFFERING were potentially impaired. As a result of this analysis, the Company's management determined that an adjustment was required to reduce the carrying value of the Company's goodwill and strategic alliance agreement related to its merger with E*OFFERING to their estimated fair value. As a result, the Company recorded an impairment charge of $249.7 million in the quarter ended June 30, 2001. The charge was comprised of a write-off of the carrying value of the goodwill of $195.4 million, or $1.77 per share, and an adjustment to the carrying value of the strategic alliance agreement of $54.3 million, or $0.49 per share, based upon a valuation of discounted future net cash flows, to adjust both assets to their estimated fair values.

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which the Company adopted on January 1, 2002. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets acquired individually or with a group of other assets (but

               SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                             JUNE 30, 2002 AND 2001

2. INTANGIBLE ASSETS (CONTINUED)
not those acquired in a business combination) at acquisition. The statement provides that assets which have indefinite useful lives will not be amortized, but rather will be tested at least annually for impairment and establishes specific guidelines for the testing of such assets. SFAS No. 142 allows for intangible assets with finite useful lives to continue to be amortized over their useful lives, but provides that those lives will no longer be limited to 40 years. In connection with the adoption of SFAS No. 142, the Company has determined that no adjustment was necessary to the carrying value of its goodwill. The Company will perform its annual impairment test during the fourth quarter of each year commencing in the fourth quarter of 2002.

    In accordance with the provisions of SFAS No. 142, as of January 1, 2002, the Company ceased amortizing the remaining carrying value of the goodwill and tradename intangible assets related to the Company's merger with STG in January 2000, both of which have indefinite useful lives. As of June 30, 2002, the carrying value of the goodwill and tradename intangible asset were $180,701,610 and $2,170,000, respectively. Through December 31, 2001, these assets were being amortized over a period of 20 years on a straight-line basis. Also included in amortization expense for the three and six month periods ended June 30, 2001 were $7,765,392 and $15,530,784, respectively, in goodwill amortization related to the Company's merger with E*OFFERING, the balance of which was written off in the second quarter of 2001. The following table sets forth reported net loss and earnings per share information as adjusted to exclude amortization of the intangible assets not subject to amortization under the provisions of SFAS No. 142:

                                       THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                       ----------------------------   ----------------------------
                                           2002           2001            2002           2001
                                       ------------   -------------   ------------   -------------
Net loss.............................  $(30,088,415)  $(267,812,594)  $(49,313,943)  $(290,421,953)
Amortization of goodwill and
  tradename intangible asset, net of
  income tax benefit.................            --      10,282,965             --      20,565,930
                                       ------------   -------------   ------------   -------------
Net loss as adjusted.................  $(30,088,415)  $(257,529,629)  $(49,313,943)  $(269,856,023)
                                       ============   =============   ============   =============
Net loss per common share as
  reported:
  Basic..............................  $      (0.32)  $       (2.42)  $      (0.52)  $       (2.63)
  Diluted............................  $      (0.32)  $       (2.42)  $      (0.52)  $       (2.63)
Net loss per common share as
  adjusted:
  Basic..............................  $      (0.32)  $       (2.33)  $      (0.52)  $       (2.44)
  Diluted............................  $      (0.32)  $       (2.33)  $      (0.52)  $       (2.44)

    Intangible assets subject to amortization under the provisions of SFAS
No. 142 consist primarily of customer relationships and are being amortized over a weighted average life of approximately 15 years.

               SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                             JUNE 30, 2002 AND 2001

2. INTANGIBLE ASSETS (CONTINUED)
The following table sets forth the gross carrying amount, accumulated amortization and net carrying amount of these intangible assets:

                                                     JUNE 30,     DECEMBER 31,
                                                       2002           2001
                                                   ------------   -------------
Gross carrying amount............................  $ 69,400,000   $ 73,100,000
Accumulated amortization.........................   (12,385,408)   (12,186,804)
                                                   ------------   ------------
Net carrying amount..............................  $ 57,014,592   $ 60,913,196
                                                   ============   ============

    The Company recorded $1,281,249 and $5,919,585 of amortization expense for the three months ended June 30, 2002 and 2001, respectively and $2,768,056 and $11,839,170 of amortization expense for the six months ended June 30, 2002 and 2001, respectively, related to intangible assets currently subject to amortization. For the three and six months ended June 30, 2001, amortization expense included $4,638,336 and $9,276,672, respectively, related to intangible assets subject to amortization that were written-off prior to or during the six months ended June 30, 2002. Estimated amortization expense for intangible assets subject to amortization is approximately $5.1 million for each of the fiscal years ending December 31, 2002 through 2006.

3. NET LOSS PER SHARE

    The following table sets forth the calculation of shares used in the computation of basic and diluted net loss per share:

                                           THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                           ---------------------------   --------------------------
                                               2002           2001          2002           2001
                                           ------------   ------------   -----------   ------------
Shares used in computations:
  Weighted average common shares used in
    computation of basic net loss per
    share................................   94,919,288    110,699,440    94,570,585    110,438,926
  Dilutive effect of common stock
    equivalents..........................           --             --            --             --
                                            ----------    -----------    ----------    -----------
  Weighted average common shares used in
    computation of diluted net loss per
    share................................   94,919,288    110,699,440    94,570,585    110,438,926
                                            ==========    ===========    ==========    ===========

    Because the Company reported a net loss for the those periods, the calculations of diluted earnings per share in those periods do not include options, warrants and common stock collateralizing the notes receivable from stockholders, as they are anti-dilutive and would result in a reduction of net loss per share. If the Company had reported net income, there would have been an additional 4,065,049 shares for the quarter ended June 30, 2002 and an additional 5,542,452 shares for the six months ended June 30, 2002 included in the calculation of diluted earnings per share.

4. STOCK OPTION PLAN

    The Company has adopted a stock incentive plan (the "Plan") that permits the granting of stock options, restricted stock and other awards to employees, directors and certain consultants of the Company. The exercise price of any share covered by an option granted to a person owning more than

               SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                             JUNE 30, 2002 AND 2001

4. STOCK OPTION PLAN (CONTINUED)
10% of the voting power of all classes of stock of the Company cannot be less than 110% of the fair market value on the day of the grant. The exercise price of options intended to qualify as incentive stock options under Section 422 of the IRS Code may not be less than the fair market value on the date of grant. Options granted expire five or ten years from the date of grant, with the majority of the options expiring in the year 2010.

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

    As of June 30, 2002 the Company has 18,387,912 outstanding options with a range of exercise prices between $0 and $19.50 per share and a weighted average exercise price of $2.61.

5. WARRANTS

    As of June 30, 2002, the Company has 5,744,255 outstanding warrants with a range of exercise prices between $1.43 and $5.57. These warrants are exercisable for 106,960 shares of common stock and 5,637,295 shares of Class B common stock.

6. DISCONTINUANCE OF EUROPEAN OPERATIONS

    The discontinuance of the Company's European operations in the first quarter of 2002 resulted in a $6.3 million charge for severance and other costs associated with closing STGE's operations, including a $2.8 million loss on foreign exchange translation which had been reported as a separate component of stockholders' equity and an $8.1 million reduction of minority interest in STGE. The $8.1 million reduction of minority interest was reclassified in June 2002 to minority interest in the statement of operations. This amount had previously been classified as an offset in expenses related to the discontinuance of the Company's European operations.

7. CONTINGENCIES

    The Company is currently subject to claims and legal proceedings arising in the normal course of its business. In the opinion of management, the resolution of such claims and legal proceedings should not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

8. INCOME TAXES

    The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting For Income Taxes," which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these balances reverse. Future tax benefits are recognized to the extent that

               SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                             JUNE 30, 2002 AND 2001

8. INCOME TAXES (CONTINUED)
realization of such benefits is more likely than not. The Company files consolidated Federal and combined state and local income tax returns with certain of its wholly-owned subsidiaries.

    The components of the Company's provision for income taxes for the three and six-month periods ended June 30, 2002 and 2001 are as follows:

                                          THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                          ----------------------------   --------------------------
                                              2002           2001           2002           2001
                                          ------------   -------------   -----------   ------------
Current:
  Federal...............................  $        --    $         --    $        --   $         --
  State and local.......................           --        (305,373)            --       (192,986)
                                          -----------    ------------    -----------   ------------
                                                   --        (305,373)            --       (192,986)
                                          -----------    ------------    -----------   ------------
Deferred:
  Federal...............................   25,486,144     (25,128,915)    19,898,949    (28,819,804)
  State and local.......................      413,601      (1,882,403)       293,856     (1,947,504)
                                          -----------    ------------    -----------   ------------
                                           25,899,745     (27,011,318)    20,192,805    (30,767,308)
                                          -----------    ------------    -----------   ------------
Net income tax provision (benefit)......  $25,899,745    $(27,316,691)   $20,192,805   $(30,960,294)
                                          ===========    ============    ===========   ============

    The Company's effective tax rate differs from the Federal statutory rate primarily due to the amortization of intangible assets and goodwill and state and local income taxes and for the three and six month periods ended June 30, 2002 as a result of the establishment of a valuation allowance against its entire net deferred tax assets.

    For the three and six month periods ended June 30, 2002, the Company recorded a charge of approximately $24.5 million to establish a valuation allowance against the balance of its net deferred tax assets, which consist primarily of net operating loss carryforwards. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109 "Accounting for Income Taxes" which places primary importance on the Company's historical results of operations. Although the Company's results in prior years were significantly affected by restructuring and other charges, the Company's historical losses and losses incurred in the current fiscal year represented negative evidence sufficient to require a full valuation allowance under the provisions of SFAS 109. If the Company is able to realize part or all of the deferred tax assets in future periods, it will reduce its provision for income taxes with a release of the valuation allowance in an amount that corresponds with the income tax liability generated.

9. NET CAPITAL REQUIREMENTS

    STC is subject to the SEC's Uniform Net Capital Rule 15c3-1. STC's net capital, as defined, is required to be the greater of $250,000 or an amount determinable based on the market prices and number of securities in which STC acts as a market maker. As of June 30, 2002 and December 31, 2001, STC's net capital was $108,289,821 and $105,199,341, which was $107,569,821 and
$104,646,841 in excess of the minimum net capital requirements, respectively.

               SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                             JUNE 30, 2002 AND 2001

10. OTHER COMPREHENSIVE INCOME

    Upon the acquisition of a controlling interest in STGE in the first quarter of 2001, the Company implemented the provisions of SFAS No. 130, "Reporting Comprehensive Income," which requires the Company to report the changes in stockholders' equity from all sources during the period other than those resulting from investments by shareholders. Revenues and expenses from the Company's subsidiary, STGE, were translated into U.S. dollars at average monthly exchange rates prevailing during each quarter and the resulting translation adjustment was reported as a separate component of stockholders' equity. Upon the closing of the operations of STGE in March 2002, the Company included the cumulative translation adjustment in its results of operations for the three months ended March 31, 2002 in the loss on discontinuance of European operations. Accordingly, the Company is no longer required to report these changes as a separate component of stockholders' equity. Net comprehensive loss for the quarters ended June 30, 2002 and 2001 is as follows:

                                       THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                       ----------------------------   ----------------------------
                                           2002           2001            2002           2001
                                       ------------   -------------   ------------   -------------
Net loss.............................  $(30,088,415)  $(267,812,594)  $(49,313,943)  $(290,421,953)
Cumulative translation adjustment....            --         (54,875)            --      (2,800,675)
                                       ------------   -------------   ------------   -------------
Net comprehensive loss...............  $(30,088,415)  $(267,867,469)  $(49,313,943)  $(293,222,628)
                                       ============   =============   ============   =============

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

OVERVIEW AND BUSINESS

    SoundView is a technology-focused, research driven, securities firm. SoundView produces comprehensive sell-side research on over 180 technology companies. Our brokerage operations provide a variety of sales and trading services to institutional investors. We leverage our technology expertise through a sales force which has a comprehensive understanding of the complex and diverse technologies involved in technology-focused investing. Our investment banking services include public offerings, M&A advisory and private equity placements. Our venture capital operation has established and currently manages a number of venture capital funds that provide investors with the opportunity to participate in technology and Internet related investments.

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

    The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, SoundView Technology Corporation ("STC"), Wit Capital Corporation, SoundView Ventures Corp. and SoundView Technology Group PLC ("STGE").

CURRENT MARKET ENVIRONMENT

    As a technology-focused securities firm, our business and operations are affected by the U.S. and global economic environment and financial market conditions. The performance of the equity capital markets, and in particular the market for technology companies, significantly influences the strength of our business operations. We continue to operate under unfavorable market conditions that commenced in 2000 and worsened throughout 2001 and the first half of 2002 as a result of continuing uncertainty regarding the extent of the global economic slowdown and weakness in the technology sector. Additionally, during 2002, confidence in the markets has been affected by concerns surrounding the financial reporting and accounting practices of certain public companies. As a result of continuing market uncertainty, it is not clear when the primary equity markets will re-open on terms acceptable to prospective technology issuers and when or whether we will experience a related increase in revenue from investment banking activity. We continue to advise on private equity financings as well as merger and acquisition activity, but are still experiencing a slowdown in these areas. Additionally, our institutional brokerage operations may be negatively affected by overall market volatility and more specifically, by periods of declining prices or trading volumes in technology stocks. Finally, the third quarter has traditionally been a slower quarter for institutional brokerage activity and that slowness may contribute to a sequential quarter-to-quarter decline in our institutional brokerage revenue.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AS COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2001

REVENUES

    Total revenues for the three months ended June 30, 2002 decreased 17% to $32.0 million from $38.8 million for the three months ended June 30, 2001. The Company's total revenues for the six months ended June 30, 2002 decreased 35% to $61.1 million from $94.6 million for the six months ended June 30, 2001. The decrease is primarily attributable to decreases in brokerage revenue and investment banking revenue, and to a lesser extent, to a decrease in interest and investment income and asset management fees.

    Investment banking revenue for the three months ended June 30, 2002 was $2.6 million, compared to $5.8 million for the three months ended June 30, 2001, representing a decrease of 55%. For the six months ended June 30, 2002, investment banking revenue was $6.6 million compared to $18.8 million for the six months ended June 30, 2001, representing a decrease of 65%. Investment banking revenue is primarily derived from the public offering of equity securities and also from mergers and acquisitions and strategic advisory services and private equity offerings. The decrease in investment banking revenue in 2002 as compared to 2001 is attributable to unfavorable issuing conditions for technology companies, which have worsened in 2002 and includes lower market valuations and general market and economic uncertainty and to decreased contributions from our mergers and acquisitions advisory services. So long as the stability of the public equity markets remains uncertain and mergers and acquisitions activity remains slow, we do not expect that our investment banking revenue will increase significantly from the level achieved in the second quarter of 2002 and could decrease if the environment for capital markets and merger and acquisitions does not improve.

    Brokerage revenue for the three months ended June 30, 2002 was $27.3 million, compared to $29.8 million for the three months ended June 30, 2001, representing a decrease of 8%. For the six months ended June 30, 2002, brokerage revenue was $52.5 million compared to $69.4 million for the six months ended June 30, 2001, representing a decrease of 24%. The decrease in brokerage revenue is primarily as a result of lower trading revenue derived from our market making operations and our listed trading operations. As a result of the move to decimal trading in the Nasdaq Stock Market, which began in April 2001, narrowing bid-ask spreads and smaller price increments are being experienced and are resulting in a decrease in trading revenue earned from our market making operations. To compensate for the narrowing of bid ask spreads, in April 2001, we began charging commissions on certain Nasdaq trades. The increased willingness of our clients to pay commissions for Nasdaq trades has helped stabilize our brokerage revenue. However, the level of commissions is a matter of negotiation and is subject to downward pressure, particularly in difficult market environments. The decreased spreads and lower commission rates, combined with a general decline in trading volumes in technology stocks, has resulted in lower revenues from our brokerage operations

    Interest and investment income for the three months ended June 30, 2002 was $1.5 million, compared to $2.9 million for the three months ended June 30, 2001, representing a decrease of 47%. For the six months ended June 30, 2002, interest and investment income was $2.5 million, compared to $6.3 million for the six months ended June 30, 2001, representing a decrease of 61%. We earn interest income from the investment of cash balances raised through financing activities until the funds are used in our business. During the first six months of 2002 and 2001, our average monthly cash balance was $155.5 million and $190 million, respectively. Our interest and investment income decreased in the first six months of 2002 compared to the first quarter of 2001 as a result of decreased interest bearing cash balances and earning a lower interest rate on our invested cash.

    Asset management fees for the three months ended June 30, 2002 were $1.6 million compared to $2.3 million for the three months ended June 30, 2001, representing a decrease of 32%. For the six months ended June 30, 2002, asset management fees were $3.0 million compared to $4.2 million for the six months ended June 30, 2001, representing a decrease of 30%. This revenue is derived primarily from management fees from our series of venture capital funds and in 2001, included incentive royalties from hedge funds that were formerly managed by STG. Comparing asset management fees earned in 2002 to 2001, the decrease in 2002 is attributable primarily to a reduction in the incentive royalties which the Company no longer earns as the hedge funds ceased operations in the first quarter of 2002.

    Loss on investments for the three months ended June 30, 2002 was $1.0 million, compared to a loss of $2.0 million for the three months ended
June 30, 2001, representing a decrease of 52%. For the six months ended
June 30, 2002, loss on investments was $3.5 million, compared to a loss of $4.1 million for the six months ended June 30, 2001 representing a decrease of 16%. These losses primarily consist of losses from investment partnerships focused on the technology sector and a decline in the value of the Company's contributions to leveraged employee investment funds. As of June 30, 2002, we hold approximately $21.5 million in private equity investments and in investment funds in which the underlying investments are in privately held companies. We carry our investments at fair value, which requires management to make estimates based on available information, which do not necessarily represent the amounts that might ultimately be realized, since such amounts depend on future circumstances and cannot be determined until the investments are actually liquidated. Actual results could differ from those estimates and the differences could be material. We may recognize additional future losses related to our investment portfolio based on specific circumstances surrounding an individual investment or if market conditions decline further in certain sectors.

EXPENSES

    Compensation and benefits expense for the three months ended June 30, 2002 was $21.2 million, compared to $27.3 million for the three months ended
June 30, 2001, representing a decrease of 22%. For the six months ended
June 30, 2002, compensation and benefits expense was $48.4 million compared to $64.9 million for the six months ended June 30, 2001, representing a decrease of 25%. Compensation and benefits expense consists of salaries, bonuses, amortization of restricted stock awards and other benefits paid for or provided to the Company's employees. The decrease in compensation and benefits expense from the first six months of 2001 to 2002 primarily relates to lower incentive compensation accrued on lower revenues and a decrease in personnel from 362 as of June 30, 2001 to 240 as of June 30, 2002.

    Amortization of intangible assets and goodwill decreased to $1.3 million for the three months ended June 30, 2002 from $16.2 million for the three months ended June 30, 2001, representing a decrease of 92%. For the six months ended June 30, 2002, amortization of intangible assets was $2.8 million compared to $32.4 million for the six months ended June 30, 2001, representing a decrease of 91%. For the three and six month periods ended June 30, 2002, amortization of intangible assets consisted of amortization of intangible assets related to the merger with STG. The merger with STG, completed on January 31, 2000, resulted in approximately $275 million in intangible assets and goodwill, which were being amortized over periods ranging from 3 to 20 years. On January 1, 2002, we ceased amortization of the STG goodwill and tradename intangible assets upon adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" (see "New Accounting Pronouncements"). Consequently, the three and six month periods ended June 30, 2001 include $2.5 and $5.1 million, respectively, of amortization expense for these intangible assets which is not included for the six month period ended June 30, 2002. At June 30, 2002, the balance of amortizable intangible assets approximates $57.0 million.

    For the first six months of 2001, amortization of intangible assets and goodwill consisted of amortization of intangible assets related to the merger with STG, as discussed above, and E*OFFERING. The merger with E*OFFERING, which was completed on October 16, 2000, resulted in approximately $304 million in intangible assets and goodwill, which, in the six months ended June 30,

2001, were amortized on a straight-line basis over 5 and 7 years, respectively. In the second and third quarters of 2001, the carrying values of goodwill and intangible assets related to the merger with E*OFFERING were reduced to zero as a result of an impairment charge and the restructuring of the strategic alliance with E*TRADE Group, Inc., which resulted in a return of stock previously issued to E*TRADE. The three and six month periods ended June 30, 2002, as a result, do not include approximately $12.1 and $24.2 million, respectively, of amortization expense related to the E*OFFERING merger, which is included as amortization expense in the three and six month periods ended June, 30 2001.

    For the six month period ended June 30, 2002, we recorded an impairment of intangible asset charge of $1.1 million compared to an impairment of goodwill and intangible asset charge of $249.7 million for the six months ended June 30, 2001. Management reviews intangible and other assets whenever circumstances indicate the carrying amount of an asset may not be recoverable. The charge recorded in the six month period ended June 30, 2002 resulted from the write-off of the carrying value of the investment advisory intangible asset acquired in the merger with STG, as the fund we formerly managed and from which we earned incentive royalties under an agreement with the manager, ceased operations in the first quarter of 2002. During the quarter ended June 30, 2001, in light of the current economic environment and market conditions, our Company performed an evaluation of its enterprise value to make a determination as to whether the recorded amounts of goodwill and intangible assets acquired in its mergers with STG and E*OFFERING were potentially impaired. As a result of this analysis, the Company's management determined that an adjustment was required to reduce the carrying value of its Company's goodwill and strategic alliance agreement related to the merger with E*OFFERING to their estimated fair value. As a result, the Company recorded an impairment charge of $249.7 million in the quarter ended June 30, 2001. The charge was comprised of a write-off of the carrying value of the goodwill of $195.4 million, or $1.77 per share, and an adjustment to the carrying value of the strategic alliance agreement of $54.3 million, or $0.49 per share, based upon a valuation of discounted future net cash flows, to adjust both assets to their estimated fair values.

    Brokerage and clearance expense for the three months ended June 30, 2002 was $4.2 million, compared to $5.2 million for the three months ended June 30, 2001, representing a decrease of 19%. For the six months ended June 30, 2002, brokerage and clearance expense was $8.6 million compared to $11.1 million for the six months ended June 30, 2001 representing a decrease of 23%. This expense primarily consists of fees paid to independent floor brokers on the New York Stock Exchange for the execution of institutional customer agency trades, as well as amounts paid to our clearing broker for processing and clearing customers' trades. The decrease in brokerage and clearance expense for the six months ended June 30, 2002 compared to June 30, 2001 resulted from decreased brokerage revenue and lower clearing fees achieved through negotiations with our clearing broker. We expect our brokerage and clearance expense to fluctuate to the extent we experience an increase or decrease in related commission revenue.

    Communications and technology expense for the three months ended June 30, 2002 was $2.6 million, compared to $3.4 million for the three months ended
June 30, 2001, representing a decrease of 24%. For the six months ended
June 30, 2002, communications and technology expense was $6.8 million compared to $7.0 million for the six months ended June 30, 2001, representing a decrease of 2%. Communications and technology expense includes costs related to market data services, transaction processing and telephone and other communication charges. Comparing the three month period ended June 30, 2002 to 2001, and excluding a $1.2 million payment made to a vendor in January 2002 to terminate a contract from the six month period ended June 30, 2002, the decrease in these expenses from 2001 to 2002 resulted from a cost reduction effort and the decrease in usage resulting from the decrease in headcount.

    Marketing and business development expense for the three months ended
June 30, 2002 was $2.2 million, compared to $3.1 million for the three months ended June 30, 2001, representing a decrease of 28%. For the six months ended June 30, 2002, marketing and business development expense was $4.0 million compared to $6.3 million for the six months ended June 30, 2001, representing a decrease of 36%. Marketing and business development expense consists primarily of travel, entertainment and costs associated with hosting our technology-focused conferences. The decrease from the first six months of 2001 to 2002 is attributable to a decrease in advertising costs incurred as well as a decrease in travel expenses resulting from the market slowdown and to a lesser extent, the related reduction in headcount. In the future, we would expect these expenses to fluctuate to the extent we modify our marketing efforts in response to the changing business environment and market conditions.

    Occupancy expense for the three months ended June 30, 2002 was $1.8 million, compared to $4.4 million for the three months ended June 30, 2001, representing a decrease of 59%. For the six months ended June 30, 2002, occupancy expense was $4.0 million compared to $7.6 million for the six months ended June 30, 2001, representing a decrease of 48%. Occupancy expense includes costs related to leasing office space in Old Greenwich, San Francisco and Boston. The decrease from 2001 to 2002 was attributable to reduced headcount and related steps we took to consolidate our east coast operations into one location in Old Greenwich, Connecticut as well as consolidate our office space in San Francisco.

    Depreciation and amortization expense for the three months ended June 30, 2002 was $1.3 million, compared to $3.0 million for the three months ended
June 30, 2001, representing a decrease of 58%. For the six months ended
June 30, 2002, depreciation and amortization expense was $3.3 million compared to $5.8 million for the six months ended June 30, 2001, representing a decrease of 43%. Depreciation and amortization consists primarily of depreciation and amortization of furniture, equipment and leasehold improvements and amortization of computer software. The decrease in depreciation and amortization expense is primarily the result of the write-off of leasehold improvements related to the consolidation of office space in the latter quarters of 2001 and the first quarter of 2002 and the completion of depreciation of assets acquired in the merger with E*OFFERING in the first quarter of 2002.

    Professional services expense for the three months ended June 30, 2002 was $1.9 million, compared to $1.9 million for the three months ended June 30, 2001. For the six months ended June 30, 2002, professional services expense was $3.5 million compared to $4.4 million for the six months ended June 30, 2001, representing a decrease of 20%. Professional services expense includes legal, consulting, accounting, and recruiting fees and the costs related to our strategic relationships with the Gartner Inc. and the Giga Information Group, which allow us access to their products and services. The decrease from the first six months of 2001 to 2002 is primarily attributable to reduced legal fees. However, legal fees fluctuate and there can be no assurance that they will not increase in the future.

    The discontinuance of our European operations in the first quarter of 2002 resulted in a $6.3 million charge for severance and other costs associated with closing STGE's operations, including a $2.8 million loss on foreign exchange translation which had been reported as a separate component of stockholders' equity, and an $8.1 million reduction of minority interest in STGE. The
$8.1 million reduction of minority interest was reclassified in June 2002 to minority interest in the statement of operations. This amount had previously been classified as an offset in expenses related to the discontinuance of our European operations.

    Loss from consolidation of office space was $8.5 million for the six months ended June 30, 2002 compared to $9.8 million for the six months ended June 30, 2001. In 2002, this loss consists primarily of an adjustment to a reserve established in the second and third quarters of 2001 related to our lease commitment for an unused portion of our office space in San Francisco, California. In March 2002, we decided to further consolidate our office space in San Francisco as a result of the reduction in headcount, which we believe will increase the likelihood of sublease for the unoccupied portion.

Accordingly, we recorded an additional loss reserve of $7.8 million consisting of our lease commitment for the estimated time frame for sublease and the market loss on the additional unused office space over the life of the lease. The space in San Francisco has not been subleased and the prospects for subleasing in the near term are unclear. In addition, we have been unsuccessful at subleasing our unoccupied office space in Stamford, Connecticut and have established a reserve of $0.7 million related to this sublease. As we assess market conditions and other factors existing in 2002 regarding the demand for office space, we will determine if additional adjustments to the loss reserve are necessary in relation to the planned subleases of our office space in various locations.

    Other expenses for the three months ended June 30, 2002 were $1.0 million, compared to $1.5 million for the three months ended June 30, 2001, representing a decrease of 38%. For the six months ended June 30, 2002, other expenses was $2.3 million, compared to $3.4 million for the six months ended June 30, 2001, representing a decrease of 32%. Other expenses includes costs for office supplies, insurance, subscriptions, registrations and other general administrative expenses. Comparing 2002 to 2001, the decrease in other expenses relates to a decrease in general and administrative costs through an ongoing expense reduction effort and the elimination of a joint venture for which costs were incurred in the six month period ended June 30, 2001.

OTHER

    For the six month period ended June 30, 2002, we recorded a gain on strategic investment of $1.2 million related to an escrow distribution from our investment in enba plc. We are due to receive an additional payment related to this investment in the fourth quarter; however, there can be no assurance that this payment will be received.

    Equity in net loss of affiliates and minority interest totaled $0 for the three and six month periods ended June 30, 2002 compared to $2.8 million for the three month period ended June 30, 2001 and $8.1 million for the six month period ended June 30, 2001. In 2001, equity in net loss of affiliates represented our proportional share of the losses incurred by Wit Capital Japan through the sale of our investment in November 2001 and our proportional share of losses incurred by STGE until February 2001 when we acquired an 82% interest in STGE and began to consolidate its results of operations with ours. Minority interest in the earnings of STGE in the first quarter of 2001 represents recognition of the 18% interest in that entity held by Cazenove & Co. ("Cazenove"). Further, on March 15, 2002, we acquired Cazenove's interest in STGE, for a nominal amount, increasing our ownership interest in STGE to 99.9% and made the decision to discontinue the operations of the subsidiary. Accordingly, 99.9% of the results of operations of STGE have been consolidated with ours since March 15, 2002 and all charges related to the discontinuance of the European operations are discussed above.

    For the three months ended June 30, 2002, we recorded a provision for income taxes of $25.9 million compared to a $27.3 million income tax benefit for the three months ended June 30, 2001. For the six months ended June 30, 2002, we recorded a provision for income taxes of $20.2 million compared to an income tax benefit of $31.0 million recorded for the six months ended June 30, 2001. We record a provision or benefit for income taxes based on our estimated taxable income and periodically assess the need for valuation allowances based on our estimation of future taxable earnings. Our effective tax rate differs from the Federal statutory rate as a result of certain non-deductible expenses, primarily goodwill, and state and local income taxes. For the three and six month periods ended June 30, 2002, we recorded a charge of approximately $24.5 million to establish a valuation allowance against the net balance of our deferred tax assets, which resulted primarily from net operating loss carryforwards. The valuation allowance was calculated in accordance with the provisions of SFAS
No. 109 "Accounting for Income Taxes" which places primary importance on the Company's historical results of operations. Although management believes the Company's results in prior years were significantly affected by restructuring and other charges, the Company's historical losses and losses incurred in the current fiscal year represented negative evidence sufficient to require a full valuation allowance under the provisions of SFAS 109. We believe that our future results of operations will generate taxable income sufficient to realize the net deferred tax assets, but our belief does not satisfy the requirement for objective evidence under SFAS No. 109 to support the carrying value of the asset. If the Company is able to realize part or all the deferred tax assets in future periods, it will reduce its provision for income taxes with a release of the valuation allowance in an amount that corresponds with the income tax liability generated.

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 2002, we have $158.3 million in cash and cash equivalents and unrestricted cash held at our clearing broker. In July 2002, our Board of Directors authorized the repurchase of up to an additional 8.5 million shares of our common stock. Stock repurchases may be made from time to time depending on the market for our common stock and other factors.

    Net cash used in operating activities was $26.9 million for the six months ended June 30, 2002, compared to $14.2 million during the same period in the preceding year. Cash used in operating activities for the six months ended
June 30, 2002 was primarily from a net loss of $49.3 million, offset by non-cash adjustments of $29.2 million, a net increase in operating assets of $3.2 million, offset by a decrease in operating liabilities of $9.9 million. Cash used in operating activities for the six months ended June 30, 2001 was primarily from a net loss of $290.4 million, non-cash adjustments of $273.6 million, a cumulative translation loss adjustment of $2.8 million, a net decrease in operating assets of $91.6 million, offset by a net decrease in operating liabilities of $86.2 million.

    Net cash used in investing activities was $11,000 for the six months ended June 30, 2002, compared to $15.4 million for the six months ended June 30, 2001. Cash used in investing activities for the six months ended June 30, 2002 consisted primarily of reimbursement for purchases of furniture, equipment and leasehold improvements offset by expenditures for computer software and for the repurchase of the minority interest in STGE. Cash used in investing activities for the six months ended June 30, 2001 was primarily the result of an additional investment in STGE of $8.2 million, purchases of furniture, equipment and leasehold improvements of $5.8 million and purchases of software of $827,000.

    Net cash provided by financing activities was $2.3 million for the six months ended June 30, 2002, compared to cash used in financing activities of $2.4 million during the six months ended June 30, 2001. Cash provided by financing activities for the six months ended June 30, 2002 resulted from proceeds received from the issuance of common stock for the exercise of options. Cash used in financing activities for the six months ended June 30, 2001 resulted primarily from repurchases of common stock of $7.0 million offset by $3.9 million in proceeds received from the issuance of common stock for exercise of options and warrants.

NEW ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. The statement provides that assets which have indefinite useful lives will not be amortized, but rather will be tested at least annually for impairment and establishes specific guidelines for the testing of such assets. SFAS No. 142 allows for intangible assets with finite useful lives to continue to be amortized over their useful lives, but provides that those lives will no longer be limited to 40 years. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. Accordingly, beginning in January 2002, the Company ceased amortizing the remaining carrying value of the goodwill and tradename intangible assets related to the Company's merger with STG in January 2000, both of which have indefinite useful lives. In connection with the adoption of SFAS No. 142, the Company has determined that no adjustment was necessary to the carrying value of its goodwill. The Company will perform its annual impairment test during the fourth quarter of each year commencing in the fourth quarter of 2002.

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

ITEM 2--CHANGES IN SECURITIES AND USE OF PROCEEDS

    In July 2002, our Board of Directors authorized the repurchase of up to an additional 8.5 million shares of our common stock. This augments the 5 million share repurchase approved on April 19, 2001 of which we have repurchased
3.4 million shares as of June 30, 2002 at an average price of $1.85 per share.

ITEM 3--DEFAULT UPON SENIOR SECURITIES

    None

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held its Annual Meeting of Stockholders on May 29, 2002. Following is a description of the matter voted on and the results of such meeting:

    The election of two directors to serve until 2005.

                                                                     WITHHOLD
                                                           FOR       AUTHORITY
                                                        ----------   ---------
William Ford..........................................  84,302,034     380,885
Edward Fleischman.....................................  83,274,601   1,408,318

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

    - the inability to generate sufficient revenue to cover its costs and create profits;

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

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

      10.2                    Employment Agreement between SoundView Technology
                              Group, Inc. and Robert Meier dated May 9, 2002.
      10.3                    Employment Agreement between SoundView Technology
                              Group, Inc. and John Hervey dated July 10, 2002.
      10.4                    Amendment to Employment Agreement between SoundView
                              Technology Group, Inc. and Robert H. Lessin dated June 3,
                              2002.
      99.1                    Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted
                              Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
      99.2                    Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted
                              Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (b) Reports on Form 8-K:

    On May 8, 2002, the Company filed a current report on Form 8-K describing a change in its independent auditors.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2002                                  SOUNDVIEW TECHNOLOGY GROUP, INC.

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