Form 10-Q/A
period 2002-03-31
SOUNDVIEW TECHNOLOGY GROUP INC
filed 2002-11-14
CIK 1071620

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-Q/A

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days: Yes /X/ No / /

    As of November 11, 2002, there were 107,516,900 shares of the Registrant's common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        SOUNDVIEW TECHNOLOGY GROUP, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                               TABLE OF CONTENTS

                         PART I--FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
         Condensed Consolidated Statements of Financial Condition as
           of March 31, 2002 and December 31, 2001...................      4
         Condensed Consolidated Statements of Operations for the
           three months ended March 31, 2002 and 2001................      5
         Condensed Consolidated Statements of Cash Flows for the
           three months ended March 31, 2002 and 2001................      6
         Notes to Condensed Consolidated Financial Statements........      7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................     12

Item 3.  Quantitative and Qualitative Disclosure about Market Risk...     18

Item 4.  Controls and Procedures.....................................     18

                          PART II--OTHER INFORMATION

Item 1.  Legal Proceedings...........................................     18

Item 2.  Changes in Securities and Use of Proceeds...................     18

Item 3.  Default upon Senior Securities..............................     18

Item 4.  Submission of Matters to a Vote of Security Holders.........     18

Item 5.  Other Information...........................................     18

Item 6.  Exhibits and Reports on Form 8-K............................     19

Signatures...........................................................     20

Certifications.......................................................     21

    This amended quarterly report has been filed to reclassify a reduction of the Company's minority interest liability to minority interest in the statement of operations.

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

               SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                              THREE MONTHS ENDED MARCH 31,
                                                              -----------------------------
                                                                  2002            2001
                                                              -------------   -------------
                                                                       (UNAUDITED)
REVENUES:
  Brokerage.................................................  $ 25,170,851    $ 39,583,833
  Investment banking........................................     4,017,695      13,009,953
  Interest and investment income............................       937,087       3,376,032
  Asset management fees.....................................     1,395,895       1,947,567
  Loss on investments.......................................    (2,507,044)     (2,130,372)
                                                              ------------    ------------
    Total revenues..........................................    29,014,484      55,787,013
                                                              ------------    ------------
EXPENSES:
  Compensation and benefits.................................    27,161,466      37,611,278
  Loss from consolidation of office space...................     8,479,798              --
  Brokerage and clearance...................................     4,329,702       5,880,805
  Communications and technology.............................     4,205,423       3,554,317
  Occupancy.................................................     2,189,052       3,211,225
  Depreciation and amortization.............................     2,016,188       2,771,258
  Marketing and business development........................     1,804,023       3,211,684
  Professional services.....................................     1,630,012       2,435,289
  Amortization of intangible asset..........................     1,486,807      16,214,250
  Impairment of intangible asset............................     1,130,550              --
  Discontinuance of European operations.....................     6,271,000              --
  Other.....................................................     1,330,742       1,829,738
                                                              ------------    ------------
    Total expenses..........................................    62,034,763      76,719,844
                                                              ------------    ------------
Loss before income tax benefit, equity in net loss of
  affiliates and minority interest..........................   (33,020,279)    (20,932,831)
Income tax benefit..........................................    (5,706,940)     (3,643,603)
                                                              ------------    ------------
    Loss before equity in net loss of affiliates and
      minority interest.....................................   (27,313,339)    (17,289,228)
                                                              ------------    ------------
  Equity in net loss of affiliates..........................            --      (5,289,131)
  Minority interest in earnings of subsidiary...............     8,087,811         (31,000)
                                                              ------------    ------------
Net loss....................................................  $(19,225,528)   $(22,609,359)
                                                              ============    ============
Net loss per share:
  Basic.....................................................  $      (0.20)   $      (0.20)
  Diluted...................................................  $      (0.20)   $      (0.20)
Weighted average shares used in the computation of net loss
  per share:
  Basic.....................................................    94,213,326     110,521,759
  Diluted...................................................    94,213,326     110,521,759

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

7. DISCONTINUANCE OF EUROPEAN OPERATIONS

    For the three months ended March 31, 2002, the Company reported a $6.3 million charge for severance and other costs associated with discontinuing STGE's operations including a $2.8 million loss on foreign exchange translation which had been reported as a separate component of stockholders' equity. Additionally, the Company recognized an $8.1 million gain on the reduction of minority interest in STGE. This amount has been reclassified to minority interest in the statement of operations. This

               SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                            MARCH 31, 2002 AND 2001

7. DISCONTINUANCE OF EUROPEAN OPERATIONS (CONTINUED) amount had previously been classified as an offset in expenses related to the discontinuance of the Company's European operations.

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

               SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                            MARCH 31, 2002 AND 2001

10. INCOME TAXES (CONTINUED)
    The Company has recorded deferred tax assets of $50.7 million and $27.2 million as of March 31, 2002 and 2001 respectively, primarily related to net operating loss carryforwards. The Company has also recorded deferred tax liabilities of approximately $25.8 million primarily reflecting the difference between the financial reporting and tax basis of intangible assets acquired in the merger with STG.

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

    For the three months ended March 31, 2002, we reported a $6.3 million charge for severance and other costs associated with discontinuing STGE's operations including a $2.8 million loss on foreign exchange translation which had been reported as a separate component of stockholders' equity. Additionally, we recognized an $8.1 million gain on the reduction of minority interest in STGE.

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

ITEM 4--CONTROLS AND PROCEDURES

    There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

       99.1   Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.

       99.2   Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.

    (b) Reports on Form 8-K:

        On May 8, 2002, the Company filed a current report on Form 8-K describing a change in its independent auditors.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2002                                SOUNDVIEW TECHNOLOGY GROUP, INC.

                                                       By:              /s/ MARK F. LOEHR
                                                            -----------------------------------------
                                                                          Mark F. Loehr
                                                                     CHIEF EXECUTIVE OFFICER

                                                       By:              /s/ GERARD P. MAUS
                                                            -----------------------------------------
                                                                          Gerard P. Maus
                                                                     CHIEF FINANCIAL OFFICER

I, Mark F. Loehr, certify that:

    1. I have reviewed this amended quarterly report on Form 10-Q/A of SoundView Technology Group, Inc.;

    2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report;

Date: November 14, 2002

                                                            /s/ MARK F. LOEHR
                                                            --------------------------------
                                                            Mark F. Loehr
                                                            CHIEF EXECUTIVE OFFICER

I, Gerard P. Maus, certify that:

    1. I have reviewed this amended quarterly report on Form 10-Q/A of SoundView Technology Group, Inc.;

    2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report;

Date: November 14, 2002

                                                            /s/ GERARD P. MAUS
                                                            ---------------------------------
                                                            Gerard P. Maus
                                                            CHIEF FINANCIAL OFFICER