Form 10-Q
period 2002-09-30
SOUNDVIEW TECHNOLOGY GROUP INC
filed 2002-11-14
CIK 1071620

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

Commission File Number 0-26225

SOUNDVIEW TECHNOLOGY GROUP, INC.
(exact name of registrant as specified in its charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	13-3900397 (I.R.S. Employer Industrial Identification Number)
1700 E. Putnam Avenue, Old Greenwich, CT (Address of Principal Executive Offices)	06870 (Zip Code)
(203) 321-7000 (Registrant's Telephone Number, including Area Code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days: Yes ☒    No ☐

        As of November 11, 2002, there were 107,516,900 shares of the Registrant's common stock outstanding.

SOUNDVIEW TECHNOLOGY GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I—Financial Information

PART II—Other Information

PART I

Item 1—Consolidated Financial Statements

SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
CASH AND CASH EQUIVALENTS	$136,571,195	$163,852,686
RECEIVABLE FROM CLEARING BROKER	10,930,958	17,172,354
SECURITIES OWNED, at market or fair value	4,602,009	5,731,168
INVESTMENT BANKING FEES RECEIVABLE	2,754,964	1,928,023
INVESTMENTS	18,875,284	25,529,042
INTANGIBLE ASSETS, net of accumulated amortization of $33,045,281 and $31,572,101 at September 30, 2002 and December 31, 2001, respectively	238,604,953	243,784,806
FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net of accumulated depreciation and amortization of $15,541,336 and $11,455,964 at September 30, 2002 and December 31, 2001, respectively	14,300,886	19,729,961
COMPUTER SOFTWARE, net of accumulated amortization of $675,986 and $601,561 at September 30, 2002 and December 31, 2001, respectively	240,852	655,879
PREPAID EXPENSES	2,453,713	2,332,753
DEFERRED TAX AND OTHER ASSETS, NET	3,833,615	22,522,910

Total assets	$433,168,429	$503,239,582

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Securities sold but not yet purchased, at market value	$216,749	$283,747
Accounts payable and accrued expenses	6,841,045	9,640,382
Accrued compensation	17,911,334	36,396,217
Other liabilities	20,641,750	20,946,443

Total liabilities	45,610,878	67,266,789

STOCKHOLDERS' EQUITY:
Preferred Stock, $.001 par value, 30,000,000 shares authorized, no shares outstanding at September 30, 2002 and December 31, 2001	—	—
Common Stock, $.01 par value, 500,000,000 shares authorized, 133,587,805 and 131,637,702 shares issued at September 30, 2002 and December 31, 2001, respectively	1,335,878	1,316,377
Common Stock, Class B, $.01 par value, 75,000,000 shares authorized, no shares outstanding at September 30, 2002 and December 31, 2001	—	—
Additional paid-in capital	914,040,816	909,903,822
Accumulated deficit	(448,708,942)	(389,128,916)
Notes receivable from stockholders	(8,537,951)	(8,537,951)
Deferred compensation	(14,030,492)	(19,790,348)
Cumulative translation adjustment	—	(2,544,122)
Treasury Stock, at cost, 24,511,330 and 23,659,959 shares at September 30, 2002 and December 31, 2001, respectively	(56,541,758)	(55,246,069)

Total stockholders' equity	387,557,551	435,972,793

Total liabilities and stockholders' equity	$433,168,429	$503,239,582

The accompanying notes are an integral part of these consolidated statements.

SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
REVENUES:
Brokerage	$22,175,634	$31,607,095	$74,683,643	$101,034,578
Investment banking	2,737,553	4,328,054	9,329,427	23,109,454
Interest and investment income	681,333	2,162,001	3,158,877	8,439,366
Asset management fees	1,556,202	1,866,653	4,513,468	6,097,441
Loss on investments	(3,459,048)	(2,393,588)	(6,940,922)	(6,543,133)

Total revenues	23,691,674	37,570,215	84,744,493	132,137,706

EXPENSES:
Compensation and benefits	19,326,241	30,020,382	67,709,113	94,919,414
Brokerage and clearance	4,384,021	5,477,589	12,944,637	16,567,452
Amortization of intangible assets and goodwill	1,281,249	4,758,767	4,049,305	37,187,267
Impairment of intangible and other assets	—	11,191,073	1,130,550	260,920,149
Communications and technology	1,957,788	3,165,108	8,765,975	10,146,178
Marketing and business development	1,769,899	2,579,110	5,800,109	8,865,768
Occupancy	1,630,858	3,095,065	5,613,119	10,694,058
Depreciation and amortization	1,209,663	2,584,390	4,482,668	8,334,666
Professional services	1,220,880	2,226,131	4,701,571	6,600,663
Discontinuance of European operations	—	—	6,271,000	5,565,667
Loss from consolidation of office space	600,289	11,968,733	9,080,087	21,761,905
Other	1,762,744	6,861,469	4,043,141	10,212,710

Total expenses	35,143,632	83,927,817	134,591,275	491,775,897

Loss from operations	(11,451,958)	(46,357,602)	(49,846,782)	(359,638,191)
Gain on strategic investment	1,185,875	—	2,371,750	—

Loss before income taxes	(10,266,083)	(46,357,602)	(47,475,032)	(359,638,191)
Provision (benefit) for income taxes	—	(14,765,700)	20,192,805	(45,725,994)

Loss before equity in net loss of affiliates and minority interest	(10,266,083)	(31,591,902)	(67,667,837)	(313,912,197)
Equity in net loss of affiliates	—	(878,378)	—	(10,477,927)
Minority interest in net loss of subsidiary	—	217,842	8,087,811	1,715,733

Net loss	$(10,266,083)	$(32,252,438)	$(59,580,026)	$(322,674,391)

Net loss per share:
Basic	$(0.11)	$(0.30)	$(0.63)	$(2.96)
Diluted	$(0.11)	$(0.30)	$(0.63)	$(2.96)
Weighted average shares used in the computation of net loss per share:
Basic	95,516,870	105,841,534	94,887,293	109,003,767
Diluted	95,516,870	105,841,534	94,887,293	109,003,767

The accompanying notes are an integral part of these consolidated statements.

SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

	Nine Months Ended September 30,
	2002	2001
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(59,580,026)	$(322,674,391)
Adjustments to reconcile net loss to net cash used in operating activities—
Deferred tax expense (benefit)	20,192,805	(45,311,702)
Depreciation and amortization	8,531,973	45,521,933
Equity in net loss of affiliates	—	12,775,754
Impairment of goodwill and other intangible assets	1,130,550	260,920,149
Minority interest	(8,087,811)	—
Non-cash restructuring charges	—	1,090,000
Write-off of computer software and equipment	74,010	—
Loss from consolidation of office space	1,074,173	21,316,906
Non-cash charges on discontinuance of European operations	3,154,125	—
Compensation expense on restricted stock awards	7,955,713	9,732,614
Cumulative translation adjustment	—	(2,256,472)
(Increase) decrease in operating assets—
Receivable from clearing broker	6,241,396	50,548,223
Securities owned	1,129,159	3,512,335
Investment banking fees receivable	(826,941)	9,460,340
Investments	6,653,758	18,523,223
Prepaid expenses	(120,960)	561,169
Other assets	(1,711,543)	13,440,924
Increase (decrease) in operating liabilities—
Securities sold but not yet purchased	(66,998)	(171,155)
Accounts payable and accrued expenses	(2,799,337)	1,370,599
Accrued compensation	(18,484,883)	(104,772,377)
Other liabilities	6,551,240	8,515,736

Net cash used in operating activities	(28,989,597)	(17,896,192)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in STGE	(71,125)	(8,159,049)
Computer software purchased	(69,755)	(998,127)
Payments (net of reimbursements) for purchases of furniture, equipment and leasehold improvements	(23,996)	(15,470,964)

Net cash used in investing activities	(164,876)	(24,628,140)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes receivable from stockholders	—	713,752
Repurchases of common stock	(1,104,884)	(10,912,834)
Proceeds from issuance of common stock	2,977,866	2,665,040

Net cash provided by (used in) financing activities	1,872,982	(7,534,042)

Net decrease in cash and cash equivalents	(27,281,491)	(50,058,374)
Cash and cash equivalents, beginning of period	163,852,686	184,788,892

Cash and cash equivalents, end of period	$136,571,195	$134,730,518

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for taxes	$—	$2,381,438
NON-CASH TRANSACTIONS:
Treasury stock received from restructuring of Strategic Alliance Agreement	—	19,405,655
Repurchase of common stock for receivables	1,187,633	996,827
Issuances (forfeitures) of restricted stock to (by) employees	(2,124,031)	10,892,654

The accompanying notes are an integral part of these consolidated statements.

SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002 AND 2001

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

        The Company is a technology-focused, research driven securities firm that provides services to an institutional and issuer client base. The Company produces comprehensive sell-side research on over 190 technology companies. The Company's brokerage operations provide a variety of sales and trading services to institutional investors. Through the Company's venture capital operations, it has established and currently manages a number of venture capital funds that provide investors with the opportunity to participate in technology and Internet related investments.

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

        Certain prior period balances have been reclassified to conform with the current year's presentation.

2.    INTANGIBLE ASSETS

        In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which the Company adopted on January 1, 2002. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. The statement provides that assets, which have indefinite useful lives, will not be amortized, but rather will be tested at least annually for impairment and establishes specific guidelines for the testing of such assets. SFAS No. 142 allows for intangible assets with finite useful lives to continue to be amortized over their useful lives, but provides that those lives will no longer be limited to 40 years. In connection with the initial adoption of SFAS No. 142, the Company has determined that no adjustment was necessary to the carrying value of its goodwill. The Company will perform its annual impairment test during the fourth quarter of each year commencing in the fourth quarter of 2002.

        In accordance with the provisions of SFAS No. 142, as of January 1, 2002, the Company ceased amortizing the remaining carrying value of the goodwill and tradename intangible assets related to the

Company's merger with STG in January 2000, both of which have indefinite useful lives. As of September 30, 2002, the carrying values of goodwill and the tradename intangible asset were $180.7 million and $2.2 million, respectively. Through December 31, 2001, these assets were being amortized over a period of 20 years on a straight-line basis. Also included in amortization expense for the nine month period ended September 30, 2001 is $15.5 million in goodwill amortization related to the Company's merger with E*OFFERING Corp. ("E*OFFERING") in October, 2000, the balance of which was written off in the second quarter of 2001. The following table sets forth reported net loss and earnings per share information as adjusted to exclude amortization of the intangible assets not subject to amortization under the provisions of SFAS No. 142:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net loss	$(10,266,083)	$(32,252,438)	$(59,580,026)	$(322,674,391)
Amortization of goodwill and tradename intangible asset	—	2,517,573	—	23,083,503

Net loss as adjusted	$(10,266,083)	$(29,734,865)	$(59,580,026)	$(299,590,888)

Net loss per common share as reported:
Basic	$(0.11)	$(.30)	$(0.63)	$(2.96)
Diluted	$(0.11)	$(.30)	$(0.63)	$(2.96)
Net loss per common share as adjusted:
Basic	$(0.11)	$(.28)	$(0.63)	$(2.75)
Diluted	$(0.11)	$(.28)	$(0.63)	$(2.75)

        Intangible assets subject to amortization under the provisions of SFAS No. 142 consist primarily of customer relationships and are being amortized over a weighted average life of approximately 15 years. The following table sets forth the gross carrying amount, accumulated amortization and net carrying amount of these intangible assets:

	September 30, 2002	December 31, 2001
Gross carrying amount	$69,400,000	$73,100,000
Accumulated amortization	(13,666,657)	(12,186,804)

Net carrying amount	$55,733,343	$60,913,196

        The Company recorded $1.3 million and $2.2 million of amortization expense for the three months ended September 30, 2002 and 2001, respectively and $4.0 million and $14.1 million of amortization expense for the nine months ended September 30, 2002 and 2001, respectively, related to intangible assets currently subject to amortization. For the three and nine months ended September 30, 2001, amortization expense included $0.9 million and $10.2 million, respectively, related to intangible assets subject to amortization that were written-off prior to or during the nine months ended September 30, 2002. Estimated amortization expense for intangible assets subject to amortization is approximately $5.1 million for each of the fiscal years ending December 31, 2003 through 2007.

3.    NET LOSS PER SHARE

        The following table sets forth the calculation of shares used in the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Shares used in computations:
Weighted average common shares used in computation of basic net loss per share	95,516,870	105,841,534	94,887,293	109,003,767
Dilutive effect of common stock equivalents	—	—	—	—

Weighted average common shares used in computation of diluted net loss per share	95,516,870	105,841,534	94,887,293	109,003,767

        Because the Company reported a net loss for these periods, the calculations of diluted earnings per share in those periods do not include options, warrants and common stock collateralizing the notes receivable from stockholders, as they are anti-dilutive and would result in a reduction of net loss per share. If the Company had reported net income, there would have been an additional 326,999 shares and 2,807,000 shares for the three month periods ended September 30, 2002 and 2001, respectively, and an additional 3,803,967 shares and 7,200,812 shares for the nine month periods ended September 30, 2002 and 2001, respectively, included in the calculation of diluted earnings per share.

4.    STOCK OPTION PLAN

        The Company has adopted a stock incentive plan (the "Plan") that permits the granting of stock options, restricted stock and other awards to employees, directors and certain consultants of the Company. The exercise price of any share covered by an option granted to a person owning more than 10% of the voting power of all classes of stock of the Company cannot be less than 110% of the fair market value on the day of the grant. The exercise price of options intended to qualify as incentive stock options under Section 422 of the IRS Code may not be less than the fair market value on the date of grant. Options granted expire five or ten years from the date of grant, with the majority of the options expiring in the year 2012.

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

        As of September 30, 2002 the Company has 16,426,677 outstanding options with a range of exercise prices between $0 and $19.50 per share and a weighted average exercise price of $2.49.

5.    WARRANTS

        As of September 30, 2002, the Company has 5,744,255 outstanding warrants with a range of exercise prices between $1.43 and $5.57. These warrants are exercisable for 106,960 shares of common stock and 5,637,295 shares of Class B common stock.

6.    IMPAIRMENT LOSS

        Impairment of intangible and other assets was $1.1 million and $260.9 million for the nine months ended September 30, 2002 and 2001, respectively, and $0 and $11.2 million for the three month periods ended September 30, 2002 and 2001, respectively. Management reviews intangible and other assets whenever circumstances indicate the carrying amount of an asset may not be recoverable. In September 2001, the Company recorded an impairment loss of $11.2 million related to its investment in Wit Capital Japan based on the expected proceeds to be received upon the sale of its interest in the entity, which occurred in November 2001.

        During June 2001, in light of current economic environment and market conditions, the Company performed an evaluation of its enterprise value to make a determination as to whether the recorded amounts of goodwill and intangible assets acquired in its mergers with STG and E*OFFERING were potentially impaired. As a result of this analysis, management determined that an adjustment was required to reduce the carrying value of the Company's goodwill and other intangible assets to their estimated fair value. After evaluating the projected future cash flows related to the merger with E*OFFERING, it was determined that the goodwill and the strategic alliance agreement related to this merger were impaired. As a result, the Company recorded an impairment charge of $249.7 million in 2001. The charge was comprised of a write-off of the carrying values of the goodwill and the strategic alliance agreement of $195.4 million and $54.3 million, respectively, based upon a valuation of discounted future cash flows, to adjust both assets to their estimated fair values. Additionally, the deferred tax liability of $19.3 million previously recorded related to the strategic alliance agreement was recognized as a tax benefit in the accompanying consolidated statement of operations.

7.    LOSS FROM CONSOLIDATION OF OFFICE SPACE

        For the three months ended September 30, 2002 and 2001, the Company recorded a loss from consolidation of office space of approximately $0.6 million and $12 million, respectively and $9.1 million and $21.8 million for the nine month periods ended September 30, 2002 and 2001, respectively. This charge includes an adjustment to the estimated reserve for the Company's lease commitment for an unused portion of its office space in San Francisco, California, that is being held for sublease at a lower rate than the lease rate. In 2001, the charge additionally included charges for the write off of leasehold improvements, furniture and equipment related to Company's relocation from New York and Stamford to its location in Old Greenwich, Connecticut.

8.    CONTINGENCIES

        The Company is currently subject to claims and legal proceedings arising in the normal course of its business. In the opinion of management, the resolution of such claims and legal proceedings should not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

9.    INCOME TAXES

        The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting For Income Taxes," which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these balances reverse. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not. The Company files consolidated Federal and combined state and local income tax returns with certain of its wholly-owned subsidiaries.

        The components of the Company's provision for income taxes for the three and nine-month periods ended September 30, 2002 and 2001 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Current:
Federal	$—	$(198,608)	$—	$(198,608)
State and local	—	(22,698)	—	(215,684)

	—	(221,306)	—	(414,292)

Deferred:
Federal	—	(14,057,680)	19,898,949	(42,877,485)
State and local	—	(486,714)	293,856	(2,434,217)

	—	(14,544,394)	20,192,805	(45,311,702)

Net income tax provision (benefit)	$—	$(14,765,700)	$20,192,805	$(45,725,994)

        For the three and nine month periods ended September 30, 2001 the Company's effective tax rate differs from the Federal statutory rate primarily due to the amortization of intangible assets and goodwill and state and local income taxes.

        For the nine month period ended September 30, 2002, the Company recorded a charge of approximately $24.5 million to establish a valuation allowance against the balance of its net deferred tax assets, which consist primarily of net operating loss carryforwards. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109 "Accounting for Income Taxes" which places primary importance on the Company's historical results of operations. Although the Company's results in prior years were significantly affected by restructuring and other charges, the Company's historical losses and losses incurred in the current fiscal year represented negative evidence sufficient to require a full valuation allowance under the provisions of SFAS 109. If the Company is able to realize part or all the deferred tax assets in future periods, it will reduce its provision for income taxes with a release of the valuation allowance in an amount that corresponds with the income tax liability generated. Accordingly, for the three month period ended September 30, 2002, the Company recorded a full valuation allowance against the income tax benefit generated from the Company's operating losses during that period.

10.  NET CAPITAL REQUIREMENTS

        STC is subject to the SEC's Uniform Net Capital Rule 15c3-1. STC's net capital, as defined, is required to be the greater of $250,000 or an amount determinable based on the market prices and number of securities in which STC acts as a market maker. As of September 30, 2002 and

December 31, 2001, STC's net capital was $101,677,739 and $105,199,341, which were $100,905,238 and $104,646,841 in excess of the minimum net capital requirements, respectively.

11.  OTHER COMPREHENSIVE INCOME

        Upon the acquisition of a controlling interest in STGE in the first quarter of 2001, the Company implemented the provisions of SFAS No. 130, "Reporting Comprehensive Income," which requires the Company to report the changes in stockholders' equity from all sources during the period other than those resulting from investments by shareholders. Revenues and expenses from the Company's subsidiary, STGE, were translated into U.S. dollars at average monthly exchange rates prevailing during each quarter and the resulting translation adjustment was reported as a separate component of stockholders' equity. Upon the closing of the operations of STGE in March 2002, the Company included the cumulative translation adjustment in its results of operations for the three months ended March 31, 2002 in the loss on discontinuance of European operations. Accordingly, the Company is no longer required to report these changes as a separate component of stockholders' equity. Net comprehensive loss for each of the three and nine month periods ended September 30, 2002 and 2001 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net loss	$(10,266,083)	$(32,252,438)	$(59,580,026)	$(322,674,391)
Cumulative translation adjustment	—	544,203	—	(2,256,472)

Net comprehensive loss	$(10,266,083)	$(31,708,235)	$(59,580,026)	$(324,930,863)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read with the consolidated financial statements of SoundView Technology Group, Inc. and subsidiaries and related notes thereto.

Critical Accounting Policies

        For a description of critical accounting policies, including those, which involve varying degrees of judgement, see Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Overview and Business

        SoundView is a technology-focused, research driven, securities firm. SoundView produces comprehensive sell-side research on over 190 technology companies. Our brokerage operations provide a variety of sales and trading services to institutional investors. We leverage our technology expertise through a sales force, which has a comprehensive understanding of the complex and diverse technologies, involved in technology-focused investing. Our investment banking services include public offerings, M&A advisory and private equity placements. Our venture capital operation has established and currently manages a number of venture capital funds that provide investors with the opportunity to participate in technology and Internet related investments.

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

Current Market Environment

        As a technology-focused securities firm, our business and operations are affected by the U.S. and global economic environment and financial market conditions. The performance of the equity capital markets, and in particular the market for technology companies, significantly influences the strength of our business operations. We continue to operate under unfavorable market conditions that prevailed throughout 2001 and have worsened in 2002 as a result of continuing uncertainty regarding the extent of the global economic slowdown and weakness in the technology sector. Additionally, during 2002, confidence in the markets has been affected by concerns surrounding the financial reporting and accounting practices of certain public companies. As a result of continuing market uncertainty, it is not clear when the public equity markets will re-open for initial public offerings on terms acceptable to prospective technology issuers and when or whether we will experience a related increase in revenue from public investment banking activity. We continue to advise on private equity financings as well as merger and acquisition activity, but are still experiencing a slowdown in these areas. Additionally, our institutional brokerage operations may be negatively affected by overall market volatility and more specifically, by periods of declining prices or trading volumes in technology stocks.

Results of Operations for the Three and Nine Months Ended September 30, 2002 as Compared to the Three and Nine Months Ended September 30, 2001

Revenues

        Total revenues for the three months ended September 30, 2002 decreased 36.9% to $23.7 million from $37.6 million for the three months ended September 30, 2001. The Company's total revenues for the nine months ended September 30, 2002 decreased 35.9% to $84.7 million from $132.1 million for the nine months ended September 30, 2001. The decrease is primarily attributable to decreases in investment-banking revenue, brokerage revenue and to a lesser extent, to a decrease in interest and investment income and asset management fees.

        Brokerage revenue for the three months ended September 30, 2002 was $22.2 million, compared to $31.6 million for the three months ended September 30, 2001, representing a decrease of 29.8%. Excluding revenues of $1.3 million and $7.0 million earned on days during the third quarter of 2002 and 2001, respectively, specifically earmarked for donation to charities related to the events of September 11, 2001, brokerage revenue for the three months ended September 30, 2002 was $20.9 million, compared to $24.6 million for the three months ended September 30, 2001, representing a decrease of 15.2%. For the nine months ended September 30, 2002, brokerage revenue was $74.7 million compared to $101.0 million for the nine months ended September 30, 2001, representing a decrease of 26.1%. The third quarter has traditionally been a slower quarter for institutional brokerage activity and this slowness, coupled with decreased market activity resulting from weakness in the equity markets, contributed to the decline in our institutional brokerage revenue. Additionally, as a result of the move to decimal trading in the Nasdaq Stock Market, which began in April 2001, narrowing bid-ask spreads and smaller price increments are being experienced and have resulted in a decrease in trading revenue earned from our market making operations. To compensate for the narrowing of bid ask spreads, in April 2001, we began charging commissions on certain Nasdaq trades. The increased willingness of our clients to pay commissions for Nasdaq trades has helped stabilize our brokerage revenue. However, the level of commissions is a matter of negotiation and is subject to downward pressure.

        Investment banking revenue for the three months ended September 30, 2002 was $2.7 million, compared to $4.3 million for the three months ended September 30, 2001, representing a decrease of 36.8%. For the nine months ended September 30, 2002, investment-banking revenue was $9.3 million compared to $23.1 million for the nine months ended September 30, 2001, representing a decrease of 59.6%. Investment banking revenue is primarily derived from the public offering of equity securities, mergers and acquisitions advisory and private equity offerings. The decrease in investment banking revenue in 2002 as compared to 2001 is attributable to unfavorable issuing conditions for technology companies, which have worsened in 2002 and includes lower market valuations and general market and economic uncertainty and to decreased contributions from our mergers and acquisitions advisory services. So long as the stability of the public equity markets remains uncertain and mergers and acquisitions activity remains slow, we do not expect that our investment banking revenue will increase significantly from the level achieved in the third quarter of 2002 and could decrease if the environment for capital markets and merger and acquisitions does not improve.

        Interest and investment income for the three months ended September 30, 2002 was $0.7 million, compared to $2.2 million for the three months ended September 30, 2001, representing a decrease of 68.5%. For the nine months ended September 30, 2002, interest and investment income was $3.2 million, compared to $8.4 million for the nine months ended September 30, 2001, representing a decrease of 62.6%. We earn interest income from the investment of cash balances raised through financing activities until the funds are used in our business. During the first nine months of 2002 and 2001, our average monthly cash balance was $153.0 million and $186.7 million, respectively. Our interest and investment income decreased in the first nine months of 2002 compared to the same period in 2001 as a result of decreased interest bearing cash balances and earning a lower interest rate on our invested cash.

        Asset management fees for the three months ended September 30, 2002 were $1.6 million compared to $1.9 million for the three months ended September 30, 2001, representing a decrease of 16.6%. For the nine months ended September 30, 2002, asset management fees were $4.5 million compared to $6.1 million for the nine months ended September 30, 2001, representing a decrease of 26%. This revenue is derived primarily from management fees from our series of venture capital funds and in 2001, included incentive royalties from hedge funds that were formerly managed by STG. Comparing asset management fees earned in 2002 to 2001, the decrease in 2002 is attributable primarily to a reduction in the incentive royalties, which the Company no longer earns as the hedge funds ceased operations in the first quarter of 2002.

        Loss on investments for the three months ended September 30, 2002 was $3.5 million, compared to a loss of $2.4 million for the three months ended September 30, 2001, representing an increase of 44.5%. For the nine months ended September 30, 2002, loss on investments was $6.9 million, compared to a loss of $6.5 million for the nine months ended September 30, 2001 representing an increase of 6%. These losses are primarily from investment partnerships focused on the technology sector and from a decline in the value of the Company's contributions to leveraged employee investment funds. As of September 30, 2002, we hold approximately $18.9 million in private equity investments and in investment funds in which the underlying investments are in privately held companies. We carry our investments at fair value, which requires management to make estimates based on available information, which do not necessarily represent the amounts that might ultimately be realized, since such amounts depend on future circumstances and cannot be determined until the investments are actually liquidated. Actual results could differ from those estimates and the differences could be material. We may recognize additional future losses related to our investment portfolio based on specific circumstances surrounding an individual investment or if market conditions decline further in certain sectors.

Expenses

        Compensation and benefits expense for the three months ended September 30, 2002 was $19.3 million, compared to $30.0 million for the three months ended September 30, 2001, representing a decrease of 35.6%. For the nine months ended September 30, 2002, compensation and benefits expense was $67.7 million compared to $94.9 million for the nine months ended September 30, 2001, representing a decrease of 28.7%. Compensation and benefits expense consists of salaries, bonuses, amortization of restricted stock awards and other benefits paid for or provided to the Company's employees. The decrease in compensation and benefits expense from the first nine months of 2001 to 2002 primarily relates to lower incentive compensation accrued on lower revenues and severance and other charges related to the decrease in personnel from 322 as of September 30, 2001 to 230 as of September 30, 2002.

        Brokerage and clearance expense for the three months ended September 30, 2002 was $4.4 million, compared to $5.5 million for the three months ended September 30, 2001, representing a decrease of 20%. For the nine months ended September 30, 2002, brokerage and clearance expense was $12.9 million compared to $16.6 million for the nine months ended September 30, 2001 representing a decrease of 21.9%. This expense primarily consists of fees paid to independent floor brokers on the New York Stock Exchange for the execution of institutional customer agency trades, as well as amounts paid to our clearing broker for processing and clearing customers' trades. The decrease in brokerage and clearance expense for nine months ended September 30, 2002 compared to September 30, 2001 resulted from decreased brokerage revenue and lower clearing fees achieved through negotiations with our clearing broker, offset, primarily in the three month period ended September 30, 2002, by increased soft dollar expenses. We expect our brokerage and clearance expense to fluctuate to the extent we experience an increase or decrease in related commission revenue.

        Amortization of intangible assets and goodwill decreased to $1.3 million for the three months ended September 30, 2002 from $4.8 million for the three months ended September 30, 2001, representing a decrease of 73.1%. For the nine months ended September 30, 2002, amortization of intangible assets was $4.0 million compared to $37.2 million for the nine months ended September 30, 2001, representing a decrease of 89.1%. For the three and nine month periods ended September 30, 2002, amortization of intangible assets consisted of amortization of intangible assets related to the merger with STG. The merger with STG, completed on January 31, 2000, resulted in approximately $275 million in intangible assets and goodwill, which were being amortized over periods ranging from 3 to 20 years. On January 1, 2002, we ceased amortization of the STG goodwill and tradename intangible assets upon adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" (see "New Accounting Pronouncements"). Consequently, the three and nine month periods ended September 30, 2001 include $2.5 and $7.5 million, respectively, of amortization expense for these intangible assets which is not included for the nine month period ended September 30, 2002. At September 30, 2002, the balance of amortizable intangible assets approximates $55.7 million.

        For the first nine months of 2001, amortization of intangible assets and goodwill consisted of amortization of intangible assets related to the merger with STG, as discussed above, and E*OFFERING. The merger with E*OFFERING, which was completed on October 16, 2000, resulted in approximately $304 million in intangible assets and goodwill, which, in the nine months ended September 30, 2001, were amortized on a straight-line basis over 5 and 7 years, respectively. In the second and third quarters of 2001, the carrying values of goodwill and intangible assets related to the merger with E*OFFERING were reduced to zero as a result of an impairment charge and the restructuring of the strategic alliance with E*TRADE Group, Inc., which resulted in a return of stock previously issued to E*TRADE. The three and nine month periods ended September 30, 2002, as a result, do not include approximately $0.6 and $24.8 million, respectively, of amortization expense related to the E*OFFERING merger, which is included as amortization expense in the three and nine month periods ended September, 30 2001.

        For the nine month period ended September 30, 2002, we recorded an impairment of intangible and other assets charge of $1.1 million compared to $260.9 million for the nine months ended September 30, 2001. The charge recorded in 2002 resulted from the write-off the carrying value of the investment advisory intangible asset acquired in the merger with STG, as the fund STG formerly managed and from which it earned incentive royalties under an agreement with the manager, ceased operations in the first quarter of 2002. In 2001, the charge consisted of $249.7 million related to intangible assets and $11.2 million, recorded in the third quarter of 2001, related to our investment in Wit Capital Japan ("WCJ"). Management reviews intangible and other assets whenever circumstances indicate the carrying amount of an asset may not be recoverable. During the second quarter of 2001, in light of the current economic environment and market conditions, our Company performed an evaluation of its enterprise value to make a determination as to whether the recorded amounts of goodwill and intangible assets acquired in its mergers with STG and E*OFFERING were potentially impaired. As a result of this analysis, we determined that the goodwill and strategic alliance agreement related to this merger were impaired. As a result, we recorded an impairment charge of $249.7 million in the second quarter of 2001. In the third quarter of 2001, we recorded an impairment loss of $11.2 million related to our investment in WCJ based on our estimate of the total proceeds to be received upon the planned sale of our interest in the entity which was completed in November 2001.

        Communications and technology expense for the three months ended September 30, 2002 was $2.0 million, compared to $3.2 million for the three months ended September 30, 2001, representing a decrease of 38.1%. For the nine months ended September 30, 2002, communications and technology expense was $8.8 million compared to $10.1 million for the nine months ended September 30, 2001, representing a decrease of 13.6%. Communications and technology expense includes costs related to market data services, transaction processing, telephone and other communication charges and development and enhancements to our technology infrastructure. Comparing the three and nine month periods ended September 30, 2002 to 2001, the decrease in these expenses from 2001 to 2002 resulted from a cost reduction effort and the decrease in usage resulting from the decrease in headcount.

        Marketing and business development expense for the three months ended September 30, 2002 was $1.8 million, compared to $2.6 million for the three months ended September 30, 2001, representing a decrease of 31.4%. For the nine months ended September 30, 2002, marketing and business development expense was $5.8 million compared to $8.9 million for the nine months ended September 30, 2001, representing a decrease of 34.6%. Marketing and business development expense consists primarily of travel, entertainment and costs associated with hosting our technology-focused conferences. The decrease from 2001 to 2002 is attributable to a decrease in advertising costs incurred as well as a decrease in travel expenses resulting from the market slowdown and to a lesser extent, the related reduction in headcount. In the future, we would expect these expenses to fluctuate to the extent we modify our marketing efforts in response to the changing business environment and market conditions.

        Occupancy expense for the three months ended September 30, 2002 was $1.6 million, compared to $3.1 million for the three months ended September 30, 2001, representing a decrease of 47.3%. For the nine months ended September 30, 2002, occupancy expense was $5.6 million compared to $10.7 million for the nine months ended September 30, 2001, representing a decrease of 47.5%. Occupancy expense includes costs related to leasing office space in Old Greenwich, San Francisco and Boston. The decrease from 2001 to 2002 is attributable to reduced headcount and related steps we took to consolidate our east coast operations into one location in Old Greenwich, Connecticut as well as consolidate our office space in San Francisco.

        Depreciation and amortization expense for the three months ended September 30, 2002 was $1.2 million, compared to $2.6 million for the three months ended September 30, 2001, representing a decrease of 53.2%. For the nine months ended September 30, 2002, depreciation and amortization expense was $4.5 million compared to $8.3 million for the nine months ended September 30, 2001, representing a decrease of 46.2%. Depreciation and amortization consists primarily of depreciation and amortization of furniture, equipment, leasehold improvements and computer software. The decrease in depreciation and amortization expense is primarily the result of the write-off of leasehold improvements related to the consolidation of office space in the latter quarters of 2001 and the first quarter of 2002 and the completion of depreciation of assets acquired in the merger with E*OFFERING in the first quarter of 2002.

        Professional services expense for the three months ended September 30, 2002 was $1.2 million, compared to $2.2 million for the three months ended September 30, 2001, a decrease of 45.2%. For the nine months ended September 30, 2002, professional services expense was $4.7 million compared to $6.6 million for the nine months ended September 30, 2001, representing a decrease of 28.8%. Professional services expense includes legal, consulting, accounting, recruiting fees and costs related to our strategic relationships with Gartner Inc. and Giga Information Group, which allow us access to their products and services. The decrease from 2001 to 2002 is primarily attributable to reduced legal fees. However, legal fees fluctuate and there can be no assurance that they will not increase in the future.

        The discontinuance of our European operations in the first quarter of 2002 resulted in a $6.3 million charge for severance and other costs associated with closing STGE's operations, including a $2.8 million loss on foreign exchange translation, which had been reported as a separate component of stockholders' equity. In 2001 the charge of $5.6 million included severance and other costs associated with initial downsizing and restructuring of STGE's operations.

        Loss from consolidation of office space was $0.6 million for the three months ended September 30, 2002 and $12.0 million for the comparable period in 2001. For the nine months ended September 30, 2002, the loss from consolidated office space was $9.1 million compared with $21.8 million in 2001. In 2002, this loss consists primarily of adjustments to a reserve established in the second and third quarters of 2001 related to our lease commitment for an unused portion of our office space in San Francisco, California. In March 2002, we decided to further consolidate our office space in San Francisco as a result of the reduction in headcount, which we believe will increase the likelihood of sublease for the unoccupied portion. Accordingly, we recorded an additional loss reserve of $8.4 million consisting of our lease commitment for the estimated time frame for sublease and the market loss on the additional unused office space over the life of the lease. The space in San Francisco has not been subleased and the prospects for subleasing in the near term are unclear. In addition, we have been unsuccessful at subleasing our unoccupied office space in Stamford, Connecticut and have established a reserve of $0.7 million related to this lease, which expires in March 2003. In 2001, the charge established a reserve of $12.4 million related to our lease commitment in San Francisco and included $9.4 million of losses from the write off of leasehold improvements, furniture and equipment primarily related to our relocation from New York and Stamford to our Old Greenwich location. As we assess market conditions and other factors existing in 2002 regarding the demand for office space, we will determine if additional adjustments to the loss reserve are necessary in relation to the planned subleases of our office space in various locations.

        Other expenses for the three months ended September 30, 2002 were $1.8 million, compared to $6.9 million for the three months ended September 30, 2001, representing a decrease of 74.3%. For the nine months ended September 30, 2002, other expenses was $4.0 million, compared to $10.2 million for the nine months ended September 30, 2001, representing a decrease of 60.4%. Other expenses includes costs for office supplies, insurance, subscriptions, registrations, charitable contributions and other general administrative expenses. The decrease from 2001 to 2002 is attributable primarily to the difference between $1.0 million and $6.0 million of charitable contributions resulting from fund raising efforts on September 3, 2002 and September 20, 2001, respectively. In addition, the decrease in other expenses also results from an ongoing expense reduction effort and the elimination of a joint venture for which costs were incurred in 2001.

Other

        For the three and nine month periods ended September 30, 2002, we recorded gains on a strategic investment of $1.2 and $2.4 million related to final escrow distributions from our investment in enba plc, our initial joint venture partner in STGE.

        Equity in net loss of affiliates and minority interest was $0 and a gain of $8.1 million for the three and nine month periods ended September 30, 2002, respectively, compared to net losses of $0.7 million and $8.8 million for the three and nine-month periods ended September 30, 2001, respectively. In 2001, equity in net loss of affiliates represented our proportional share of the losses incurred by Wit Capital Japan through the sale of our investment in November 2001 and our proportional share of losses incurred by STGE until February 2001 when we acquired an 82% interest in STGE and began to consolidate its results of operations with ours. Minority interest in the earnings of STGE in the first quarter of 2001 represents recognition of the 18% interest in that entity held by Cazenove & Co. ("Cazenove"). On March 15, 2002, we acquired Cazenove's interest in STGE, for a nominal amount, increasing our ownership interest in STGE to 99.9% and made the decision to discontinue the operations of the subsidiary. Accordingly, 99.9% of the results of operations of STGE have been consolidated with ours since March 15, 2002. The discontinuance of our European operations in the first quarter of 2002 generated an $8.1 million reduction of minority interest. All charges related to the discontinuance of the European operations are discussed above.

        For the three months ended September 30, 2002, we recorded a provision for income taxes of $0 million compared to a $14.8 million income tax benefit for the three months ended September 30, 2001. For the nine months ended September 30, 2002, we recorded a provision for income taxes of $20.2 million compared to an income tax benefit of $45.7 million recorded for the nine months ended September 30, 2001. We record a provision or benefit for income taxes based on our estimated taxable income and periodically assess the need for valuation allowances based on our estimation of future taxable earnings. For the three and nine month periods ended September 30, 2001 the Company's effective tax rate differs from the Federal statutory rate primarily due to the amortization of intangible assets and goodwill and state and local income taxes. For the nine month period ended September 30, 2002, we recorded a charge of approximately $24.5 million to establish a valuation allowance against the net balance of our deferred tax assets, which resulted primarily from net operating loss carryforwards. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109 "Accounting for Income Taxes" which places primary importance on the Company's historical results of operations. Although management believes the Company's results in prior years were significantly affected by restructuring and other charges, the Company's historical losses and losses incurred in the current fiscal year represented negative evidence sufficient to require a full valuation allowance under the provisions of SFAS 109. We believe that our future results of operations will generate taxable income sufficient to realize the net deferred tax assets, but our belief does not satisfy the requirement for objective evidence under SFAS No. 109 to support the carrying value of the asset. Accordingly, for the three month period ended September 30, 2002, the Company recorded a full valuation allowance against the income tax benefit generated from the Company's operating losses during that period. If the Company is able to realize part or all the deferred tax assets in future periods, it will reduce its provision for income taxes with a release of the valuation allowance in an amount that corresponds with the income tax liability generated.

Liquidity and Capital Resources

        As of September 30, 2002, we have $147.5 million in cash and cash equivalents and unrestricted cash held at our clearing broker. We may use cash to repurchase stock from time to time depending on the market for our common stock and other factors. In addition, the payment of year end bonuses in January 2003 will decrease our cash balance.

        Net cash used in operating activities was $29.0 million for the nine months ended September 30, 2002, compared to $17.9 million during the same period in the preceding year. Cash used in operating activities for the nine months ended September 30, 2002 was primarily from a net loss of $59.6 million, offset by non-cash adjustments of $34.0 million, a net decrease in operating assets of $11.4 million, offset by a decrease in operating liabilities of $14.8 million. Cash used in operating activities for the nine months ended September 30, 2001 was primarily from a net loss of $322.7 million, non-cash adjustments of $306.0 million, a cumulative translation loss adjustment of $2.3 million, a net increase in operating assets of $96.0 million, offset by a net decrease in operating liabilities of $95.1 million.

        Net cash used in investing activities was $164,876 for the nine months ended September 30, 2002, compared to $24.6 million for the nine months ended September 30, 2001. Cash used in investing activities for the nine months ended September 30, 2002 consisted primarily of purchases of computer software and furniture, equipment and leasehold improvements, as well as an investment in STGE. Cash used in investing activities for the nine months ended September 30, 2001 was primarily the result of an additional investment in STGE of $8.2 million, purchases of furniture, equipment and leasehold improvements of $15.5 million and purchases of software of $1.0 million.

        Net cash provided by financing activities was $1.9 million for the nine months ended September 30, 2002, compared to cash used in financing activities of $7.5 million during the nine months ended September 30, 2001. Cash provided by financing activities for the nine months ended September 30, 2002 resulted from proceeds received from the issuance of common stock for the exercise of options of $3.0 million, offset by repurchases of common stock of $1.1 million. Cash used in financing activities for the nine months ended September 30, 2001 resulted primarily from repurchases of common stock of $10.9 million offset by $3.4 million in proceeds received from repayments of notes receivable from stockholders and the issuance of common stock for exercise of options.

New Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. The statement provides that assets, which have indefinite useful lives, will not be amortized, but rather will be tested at least annually for impairment and establishes specific guidelines for the testing of such assets. SFAS No. 142 allows for intangible assets with finite useful lives to continue to be amortized over their useful lives, but provides that those lives will no longer be limited to 40 years. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. Accordingly, beginning in January 2002, the Company ceased amortizing the remaining carrying value of the goodwill and tradename intangible assets related to the Company's merger with STG in January 2000, both of which have indefinite useful lives. In connection with the initial adoption of SFAS No. 142, the Company has determined that no adjustment was necessary to the carrying value of its goodwill. The Company will perform its annual impairment test during the fourth quarter of each year commencing in the fourth quarter of 2002.

Item 3—Quantitative and Qualitative Disclosure about Market Risk

        There has been no material change from the Item 305 information included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

Item 4—Controls and Procedures

  (a)
  Evaluation of Disclosure Controls and Procedures

    Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15-14(c) under the Securities Exchange Act of 1934 as amended (the "Exchange Act") as of a date 90 days prior to the filing of this quarterly report (the "Evaluation Date"). Based on such evaluation, those officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are reasonably effective in alerting management of the Company on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

  (b)
  Changes in Internal Controls

    Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

PART II

Item 1—Legal Proceedings

        Certain claims and legal proceedings are described in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001. We are currently subject to claims and legal proceedings arising in the normal course of our business. We do not believe that the resolution of such legal proceedings should have a material adverse effect on us.

Item 2—Changes in Securities and Use of Proceeds

        During the quarter ended September 30, 2002, we repurchased 0.5 million shares at an average price of $1.28 pursuant to our Company's stock repurchase program.

Item 3—Default upon Senior Securities

        None

Item 4—Submission of Matters to a Vote of Security Holders

        None

Item 5—Other Information

Forward-Looking Statements

        The Company has included in this Form 10-Q filing, and from time to time its management may make, statements which may constitute forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but instead represent only the Company's beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of the Company's or its management's control. Statements preceded by, followed by, or that include the words "expect," "will," "may," "could," "believe," and "should", involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or those of the industry in which we operate, to be materially different from any expected future results, performance or achievements expressed or implied in these forward-looking statements. It is possible that its actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the Company's specific forward-looking statements include:

  •
  a decline in general economic conditions or the United States securities markets;

  •
  the inability to generate sufficient revenue to cover its costs and create profits;

  •
  increasing competitive pressures;

  •
  changes in regulations affecting the combination of research and investment banking; and

  •
  increased volatility in the capital markets.

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

Item 6—Exhibits and Reports on Form 8-K

(a)	Exhibits:
10.1	Employment Agreement between SoundView Technology Group, Inc. and Gerard P. Maus
99.1	Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K:
None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2002	SOUNDVIEW TECHNOLOGY GROUP, INC.
	By:	/s/ MARK F. LOEHR Mark F. Loehr Chief Executive Officer
	By:	/s/ GERARD P. MAUS Gerard P. Maus Chief Financial Officer

CERTIFICATION

I, Mark F. Loehr, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of SoundView Technology Group, Inc.;

  2.
  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	SOUNDVIEW TECHNOLOGY GROUP, INC.
	By:	/s/ MARK F. LOEHR Mark F. Loehr Chief Executive Officer

CERTIFICATION

I, Gerard P. Maus, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of SoundView Technology Group, Inc.;

  2.
  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	SOUNDVIEW TECHNOLOGY GROUP, INC.
	By:	/s/ GERARD P. MAUS Gerard P. Maus Chief Financial Officer

QuickLinks

SOUNDVIEW TECHNOLOGY GROUP, INC. QUARTERLY REPORT ON FORM 10-Q TABLE OF CONTENTS
PART I—Financial Information
PART II—Other Information
PART I
SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2002 AND 2001
SIGNATURES
CERTIFICATION
CERTIFICATION