Form 10-K
period 2002-12-31
SOUNDVIEW TECHNOLOGY GROUP INC
filed 2003-03-21
CIK 1071620

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-26225

SOUNDVIEW TECHNOLOGY GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	13-3900397 (IRS Employer Identification No.)
1700 E. Putnam Avenue, Old Greenwich, CT (Address of Principal Executive Offices)	06870 (Zip Code)
Registrant's telephone number, including area code (203) 321-7000
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
None	None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 Par Value (Title of Class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒    No ☐

        Indicate by a check mark whether registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        The aggregate market value of the Common Stock held by non-affiliates of the registrant was $147,191,899 based on the last reported sale price of the registrant's Common Stock on the Nasdaq National Market as of the close of business on June 30, 2002. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are affiliates of the registrant.

        As of February 28, 2003, there were 109,156,626 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

        Portions of the Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant's fiscal year ended December 31, 2002 are incorporated by reference into Part III of this Form 10-K.

SOUNDVIEW TECHNOLOGY GROUP, INC.

2002 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

        Certain statements in this Form 10-K that are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements preceded by, followed by, or that include the words "expect," "expected," "will," "may," "intend," "anticipate," "believe," and "should" involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or those of the industry in which we operate, to be materially different from any expected future results, performance or achievements expressed or implied in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those economic factors that affect the market for capital raising, including initial public offerings and those factors discussed in the section of this form 10-K entitled "Risk Factors" (see page 8) and our periodic reports filed from time to time with the Securities & Exchange Commission.

        On January 31, 2000, Wit Capital Group, Inc. completed a merger with SoundView Technology Group, Inc. ("STG"). From June 2000 to August 2001, the combined company operated as Wit SoundView Group, Inc. and in August 2001, the combined company changed its name to SoundView Technology Group, Inc. All references to "SoundView," the "Company," "us," "our" and "we" refer to the combined company and its subsidiaries subsequent to January 31, 2000. All references to "STG" refer to operations of STG prior to its merger with Wit Capital Group, Inc.

        The Company's website is http://www.soundview.com. The Company makes available free of charge on its website its annual reports on Form 10-K; quarterly reports on Form 10-Q and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the "SEC").

PART I

Item 1. Business.

        We are a research-driven, technology-focused securities firm. We produce comprehensive sell-side research on over 160 technology companies. Our brokerage operations provide a variety of sales and trading services to institutional investors. We leverage our technology expertise through a sales force, which has a comprehensive understanding of the complex and diverse technologies involved in technology-focused investing.

        We are committed to serving our global institutional investor client base through our industry-focused research, sales and trading functions. Our client base includes technology investors around the world. We make markets in over 350 Nasdaq-listed stocks and are active traders in technology-focused NYSE-listed equities.

        We offer investment banking services to a wide array of technology clients from start-ups to industry leaders. We seek to be involved in the equity capital raising process, whether through venture capital investing or public or private equity financing. We advise our clients in a variety of areas ranging from business strategy to mergers and acquisitions.

RESEARCH

        SoundView is a research-driven securities firm focused on growth-based business models and has a rich history of success within the technology sector. We believe that our commitment to understanding the fundamentals and trends that define our coverage today and shape the direction of tomorrow's markets distinguishes us from our peers. We are engaged with thought leaders throughout the business landscape, ranging from the manufacturer of small components to the provider of enterprise wide systems, solutions and services. Our network of contacts draws from nearly every level and function within an organization, enabling us to develop a comprehensive view of the catalysts and forces acting on the companies we follow.

        We believe that our informed perspective and the quality of our analysis have differentiated us from our peers and earned us the recognition of institutional investors and corporate clients who rely on our research for daily investment insight. Our focus on highly specialized industry verticals enables our analysts to provide our clients with a rich perspective and deep understanding. Our analysts target their coverage to identify emerging industry trends and technologies which they develop into actionable investment ideas. Our research teams excel at coordinating their individual perspectives to develop cohesive, well-refined investment ideas.

        Going well beyond maintenance research, our analysts focus on developing timely, thematic and differentiated investment ideas, often leveraging chain-based or derivative conclusions. We foster a differentiated approach to investment research, which is relied upon by the industry's most respected institutional investors. We currently employ 37 research professionals who provide research coverage for over 160 companies. Our research universe is comprised of the following industry groups and segments:

Communications	Components	Media, Commerce and Interactive Technology	Software	Systems
Communications Equipment and Data Networking	Semiconductor Devices	Media, Entertainment and Cable	Desktop Applications	Computer Services and IT Consulting
Photonics (Optical Components and Infrastructure)	Semiconductor Devices-Analog and Wireless	Commerce and Interactive Entertainment	Enterprise Applications	Enterprise Hardware-Storage
Wireless Equipment	Semiconductor Manufacturing		Enterprise Software and Software Strategy	Imaging Technology
Wireline Services	Semiconductor Design, Test and Assembly		Information Security Software
	Electronic Manufacturing Services		Infrastructure Software

BROKERAGE

        A majority of the Company's revenue is derived from customer commissions on brokerage transactions in equity securities for domestic and international institutional investors. We execute these transactions for over 530 institutional customers who are mutual funds, pension and profit sharing plans, hedge funds, banks and money managers. Almost 75% of our brokerage revenues come from our largest 100 clients. Institutional investors normally purchase and sell securities in large quantities, which requires special execution, sales and marketing expertise. SoundView believes that its institutional customers are attracted by the depth and breadth of its research, the expertise of its sales force and the quality of its execution (with respect to considerations of quantity, timing and price).

        We are able to leverage our expertise in the technology sector through a sales force with a comprehensive understanding of the complex and diverse technologies at the heart of technology-focused investing. Our sales force works closely with our research analysts to provide the most-up-to-date information and insights to our clients. Our market-making operations are a source of liquidity to large institutional traders. We currently employ over 65 institutional sales and trading professionals operating out of our offices in Old Greenwich, San Francisco and Boston. In March 2002,

we announced the opening of an office in Boston to better penetrate the Boston market and provide closer coverage to our Boston-based institutional clients. For the year ended December 31, 2002, revenue from our institutional brokerage operations totaled $97.6 million.

        Bear Stearns & Co. clears our institutional customer transactions on a fully disclosed basis. Clearing services for our customers include the confirmation, receipt, execution, settlement and delivery functions involved in securities transactions, as well as safekeeping of customers' securities and assets and certain customer record keeping, data processing and reporting functions. We intend to continue to increase our trade processing capabilities to better facilitate the clearing of trades we execute for our customers.

        Under our agreement with Bear Stearns, we pay clearing and execution fees according to a schedule. In addition, the agreement requires Bear Stearns to share with us interest revenue earned in connection with margin and stock borrowing balances kept by our customers and also provide us fees on balances maintained by these customers with selected money market funds. We must indemnify Bear Stearns for, among other things, any loss or expense due to the failure of customers to: (1) pay for securities purchased by them, (2) promptly deliver securities sold by them, (3) deposit sufficient collateral to support their borrowing when requested by the clearing firm and (4) remit excessive disbursements of funds or any other valid charges imposed by the clearing firm.

INVESTMENT BANKING

        SoundView is a manager of public and private securities offerings as well as a strategic advisor for technology companies. Our investment banking team focuses its knowledge of technology companies to counsel clients throughout the various stages of growth. Revenues attributable to investment banking activities totaled $11.2 million for the year ending December 31, 2002.

        Our team of investment banking professionals perform traditional investment banking functions such as deal selection and origination, due diligence, valuation and transaction structuring. Our bankers have relationships with corporate issuers, venture capitalists and other persons and entities in the financial services sector. In addition, our senior investment banking professionals have a long history of working with technology companies.

        Our investment banking activities generally focus on the same sectors followed by our research analysts. We provide an array of investment banking services that includes public underwriting, mergers and acquisitions and strategic advisory services and private equity.

Public Underwriting

        SoundView is a manager of initial public and follow-on offerings for technology companies. We believe we have a competitive advantage that arises from our banking relationships and trading and distribution capabilities. Investment banking revenues attributable to public underwriting totaled $4.3 million for the year ending December 31, 2002.

Mergers and Acquisitions Services

        In addition to our capital raising services, we have developed a Mergers and Acquisitions Group which works closely with clients to help them develop and refine their businesses. We offer our clients the following types of advisory services:

  •
  Executing mergers, acquisitions and divestitures

  •
  Identifying and building strategic partnerships and strategies

  •
  Providing valuation work

  •
  Fairness opinions

        These activities complement our public and private equity businesses and allow us to offer a mix of investment banking services to our clients during each stage of corporate development. Investment banking revenues attributable to mergers and acquisitions services totaled $6.5 million for the year ending December 31, 2002.

        We have made investments in various privately held companies, primarily during 2000 and 2001, for the purpose of enhancing relationships for future investment banking activity. Additionally, we have set up and invested in funds for the benefit of our employees. These funds invest in privately held companies and provide our employees with the opportunity to participate in the private equity market. Such funds, through their terms, have been used as an aid in the retention of key investment banking employees. For the years ended December 31, 2002, 2001 and 2000, we recorded loss on investments of $10.2 million, $12.9 million and $3.2 million, respectively.

VENTURE CAPITAL GROUP

        Our Venture Capital Group emphasizes investments in technology businesses and maintains a particular focus on software infrastructure, software applications, web services, e-commerce companies and products and services that enhance digital businesses. Our venture capital funds allow investors to pool their resources and gain access to a quality of deal flow traditionally available to proprietary funds backed by large institutions. Revenue for our Venture Capital Group totaled $6.1 million for the year ending December 31, 2002.

        Our Venture Capital Group currently manages a series of four funds collectively known as Dawntreader Fund II. Dawntreader Fund II raised approximately $265 million in February and March 2000. The investors in Dawntreader Fund II include publicly traded corporations, institutional investors, and high net worth individuals. As of December 31, 2002, approximately 54% of the capital of Dawntreader Fund II was drawn down for investments. The Venture Capital Group also continues to oversee Wit VC Fund I, which is fully invested with approximately $39 million raised in 1999.

        Our venture capital funds enable us to further take advantage of our expertise in technology. The development of these funds created new investment opportunities for our high net worth individual, corporate and institutional clients. We have committed $10 million as a limited partner in Dawntreader Fund II. As of December 31, 2002, there is approximately $3.9 million of our commitment remaining to be drawn down by the fund.

COMPETITION

        The financial services industry is highly competitive and we expect competition to intensify in the near future. We encounter direct competition primarily from established investment banking firms. We compete with some of these firms on a national basis and with others on a regional basis. Our competitors include large and well-established Wall Street firms. General financial success within the securities industry will attract additional competitors for us, such as banks, insurance companies and providers of online financial and information services.

        In recent years there has been a significant consolidation in the financial services industry. Commercial banks and other financial institutions have acquired or established investment banking and broker-dealer affiliates and have begun offering financial services to individuals traditionally offered primarily by securities firms. These firms have the ability to offer a wide range of products, including lending, deposit taking, insurance, brokerage, investment management and investment banking services. This may enhance their competitive position by attracting and retaining customers through the convenience of one-stop shopping. They also have the ability to support investment banking and securities products with commercial banking, insurance and other financial service revenue in an effort to gain market share.

        Our principal competitors in connection with our investment banking and brokerage activities are traditional investment banking firms. Many of our competitors are significantly larger and more diversified than we are and have significantly greater numbers of financial, technical, marketing, research and other professional personnel, and other resources than we do. Some of our competitors also offer a wider range of products and services than we do and have greater name recognition, more established reputations and more extensive client and customer bases. These competitors may be able to respond more quickly to new or changing opportunities, technologies and customer requirements due to their superior systems capabilities. They may also be better able to undertake more extensive promotional activities, offer more attractive terms to customers, clients and employees and adopt more aggressive pricing policies compared to our firm.

        Competition is also intense for the attraction and retention of highly qualified employees in the securities industry. Our ability to compete effectively in our businesses will depend on our ability to attract new employees and retain and motivate our existing employees.

REGULATION

        REGULATION OF THE SECURITIES INDUSTRY AND BROKER-DEALERS.    Our business is subject to extensive regulation applicable to the securities industry in the United States and elsewhere. As a matter of public policy, regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the United States, the Securities and Exchange Commission, or SEC, is the federal agency responsible for the administration of the federal securities laws. We are registered as a broker-dealer with the SEC and in all 50 states, the District of Columbia and Puerto Rico. We are also a member of the NASD, a self-regulatory body to which all broker-dealers belong. Certain self-regulatory organizations, such as the NASD, adopt rules and examine broker-dealers and require strict compliance with their rules and regulations. The SEC, self-regulatory organizations and state securities commissions may conduct administrative proceedings which can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker- dealer, its officers or employees. The SEC and self-regulatory organization rules cover many aspects of a broker-dealer's business, including capital structure and withdrawals, sales methods, trade practices among broker-dealers, use and safekeeping of customers' funds and securities, record-keeping, the financing of customers' purchases, broker-dealer and employee registration and the conduct of directors, officers and employees.

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

        In July 2002, the Sarbanes-Oxley Act of 2002 was signed into law by President Bush. The Act reflects the response of the U.S. Congress to multiple concerns regarding corporate scandals and several large corporate bankruptcies that occurred in 2001. The provisions of the Act, combined with rules and rule proposals (if adopted) of the SEC, the NYSE and the NASD, will have a significant effect on the securities industry. In addition, the NASD has already adopted rules affecting securities research analysts and proposes to adopt additional regulations that will inhibit joint business development efforts by the investment banking and the research analysis departments of securities firms.

        EFFECT OF NET CAPITAL REQUIREMENTS.    As a registered broker-dealer and member of the NASD, we are subject to the Uniform Net Capital Rule under the Exchange Act. The Uniform Net Capital Rule specifies the minimum level of net capital a broker-dealer must maintain and also requires that at least a minimum part of its assets be kept in relatively liquid form. As of December 31, 2002, our broker-dealer subsidiary, SoundView Technology Corporation, was required to maintain minimum net capital of $877,500 and had total net capital of $99.3 million which was $98.4 million in excess of the minimum amount required.

        The SEC and the NASD impose rules that require notification when net capital falls below certain predefined levels, dictate the ratio of debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the Uniform Net Capital Rule and the NASD rules impose certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC and the NASD for certain withdrawals of capital. Because our principal asset will be the ownership of stock in our broker-dealer subsidiary, the rules governing net capital and restrictions on withdrawals of funds could operate to prevent us from meeting our financial obligations on a timely basis.

        CHANGES IN EXISTING LAWS AND RULES.    Additional legislation or regulation, changes in existing laws and rules or changes in the interpretation or enforcement of existing laws and rules, either in the United States or elsewhere, may directly affect our mode of operation and our profitability.

EMPLOYEES

        We believe that one of our strengths is the quality and dedication of our people and the shared sense of being part of a team. We strive to maintain a work environment that fosters professionalism, excellence and cooperation among our employees. We also believe that our employees should have an equity stake in the firm. As of December 31, 2002, we had approximately 220 employees who, as a group, own approximately 6% of the fully vested equity of our company including in-the-money options. This ownership increases to 21% on a fully-diluted basis, which includes unvested restricted stock and options both in and out-of-the-money.

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

        As a research driven technology focused securities firm, our business has been limited to this sector and generally does not include other industries. As a result, many of our investment bankers, securities analysts and other professional staff do not have wide experience or recognition in more traditional business sectors. Currently, technology companies which do not have strong revenues and earnings are operating in an inhospitable economic climate, with the result that their stock prices are severely depressed and they do not have ready access to either the capital markets or to private sources of funding. As a result, the demand for our expertise with technology has been reduced. While we continue to believe that our technology focus makes us more valuable to investors and the companies in this sector, we may expand our scope of business into sectors with similar growth characteristics to technology.

Our ability to generate revenues tends to suffer during economic slowdowns and periods of market uncertainty.

        Generating revenues is largely dependent upon prevailing economic and market conditions. This is because our revenues are largely based on commissions and fees generated from brokerage activities, financial advisory assignments and capital raising activities, including public equity underwriting. When the economy is depressed, the financial markets are volatile, interest rates are rising or corporate profitability is static or falling, market volume tends to decrease which results in decreased trading activity and commissions generated from our institutional clients. Companies in many sectors of the economy, including technology, have been experiencing a period of difficulty characterized by falling revenues and diminished profitability or increased losses. Additionally, corporate clients are generally unable or unwilling to access the capital markets or, except as necessary, to pursue acquisitions and other significant transactions that generate investment banking fees. Circumstances such as these adversely affect the revenues and profits of securities firms, which will generally suffer during economic downturns or periods of market volatility. Since the spring of 2000, we have operated in a period of decline, uncertainty and general instability in the financial markets. Since September 11, 2001, the markets have been further influenced negatively by acts of terrorism and the threat of war. Market uncertainty continues and it is not clear that market volume will increase and the equity markets will become active again on terms acceptable to prospective technology issuers, and when we will experience a related increase in revenues.

As the economic slowdown continues, we face increased competition from larger investment banking and new boutique firms.

        Larger, more established investment banking firms had previously not been willing to underwrite or advise on smaller investment banking transactions. However, as the economic slowdown continues we have seen increased competition for mandates from these firms. Many of our competitors are significantly larger and more diversified than we are and have significantly greater financial, technical, marketing, research, professional personnel and other resources than we do. We additionally face increased competition from new boutique firms. As there are only a limited number of transactions for which we can currently compete, this trend could continue to have an adverse effect on our investment banking revenue.

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

        We currently make markets in over 350 Nasdaq-listed stocks. Market-making may result in unpredictable earnings or losses. If we make markets in more volatile securities, we may not be able to manage the risks involved with our market-making activities. In addition, regulations require securities traded on the Nasdaq to trade in decimals instead of fractions. The effect of these regulations has been to decrease the spreads between bid and ask prices, which has made the execution of trades and market-making activities less profitable. If there is any further decline in the spreads that market-makers receive in trading equity securities, our business, financial condition and operating results may be materially adversely affected.

We may incur losses and liabilities in the course of business which could prove costly to defend or resolve.

        Participation in securities underwritings involves significant economic and legal risks. Economic risks include incurring losses if we are unable to resell the securities we committed to purchase, if we are forced to liquidate our commitment at less than the price at which we purchased the securities from the issuer or if we are forced to retain significant position concentrations in individual securities due to market conditions. We intend to participate in the underwriting of initial public offerings and follow-on offerings of the securities of emerging and mid-size growth companies, which often involves a high degree of risk and volatility. Legal risks include potential liability under federal and state securities and other laws for allegedly false or misleading statements made in connection with such securities offerings and other transactions. Substantial legal liability or a regulatory action against us could cause us to incur significant expenses and could have a material adverse effect on our financial position, investment banking business, and reputation.

We have long term lease obligations for more space than we currently need.

        We have long-term leases for a significantly larger amount of space than we currently foresee having the need for given current staffing levels. We are actively trying to sublet this excess space. If we are unable to sublet this space, we will continue to be obligated to pay rent for space we are not occupying and the amounts could be material. We have recorded reserves to provide for the difference between our rental rates and the current market rates available in the cities in which we rent space and considered the estimated time it would take to sublet. To the extent we are unable to sublease the space in the time frame we have estimated or lease rates continue to decrease, we may record additional reserves in future periods.

In order to maintain inclusion of our common stock on the Nasdaq National Market, the bid price for our stock must be at least $1.

        Nasdaq may de-list our common stock if the minimum bid price per share falls below $1 for 30 consecutive business days, although there is a two to three month hearing and appeal process that we can insist be followed before a de-listing decision by the Nasdaq becomes final. The listing of our common stock is important to us and our stockholders, as a listing affords stockholders both a liquid market for their investment and an assurance that we are required to comply with published corporate governance rules that are part of the Nasdaq Stock Market listing standards. Our stock price was $1.27 per share on March 3, 2003. We are considering asking our stockholders to approve a reverse split of our common stock which should have the effect of increasing the trading prices for our shares. If the reverse split is not approved or, if following the reverse split, the trading prices for our common stock nonetheless continues to decline, our common stock could be de-listed, if its bid price falls below the minimum bid price requirement of $1.

We are subject to operational risk.

        Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, improper or unauthorized execution and processing of transactions, deficiencies in our technology or financial operating systems and inadequacies or breaches in our control processes. Managing these risks is critical, particularly in a rapidly changing environment with increasing transaction volumes. In the event of a breakdown or improper operation of systems or improper action by employees, the Company could suffer financial loss, regulatory sanctions and damage to its reputation.

        Our business is highly dependent on communications and information systems, including systems provided by our clearing broker and other third party providers. Any failure or interruption of our systems, the systems of our clearing broker or third party trading systems could cause delays or other problems in our securities trading activities, which could have a material adverse effect on our operating results. In addition, our clearing broker and other third parties provide our principal disaster recovery systems. We do not have a stand-alone disaster recovery plan with other third parties. We cannot assure you that we or third party providers will not suffer any systems failure or interruption, including, but not limited to, one caused by an earthquake, fire, other natural disaster, power or telecommunications failure, act of God, terrorism, act of war or otherwise, or that our or our third party providers' back-up procedures and capabilities in the event of any such failure or interruption will be adequate.

Our business can be adversely affected by development in the securities markets, general economic conditions as well as factors such as terrorism, casualties and other extraordinary events.

        As an investment banking and securities firm, our businesses are materially affected by conditions in the financial markets and in the economy generally, principally in the United States but elsewhere around the world as well. The securities markets have been exceptionally volatile in the last few years and are now at levels substantially below their record highs. Investors have exhibited concerns over a number of factors including the general state of the economy, the integrity of the US financial markets as a result of recent highly publicized scandals and the threat of war and terrorist acts. All of these factors have had a depressing effect on investor confidence and the performance of the financial markets in general. Were the securities markets in the US to be materially disrupted as a result of a war, terrorist acts, natural calamity or serious economic dislocation, our business, revenues and profitability would be seriously affected.

MANAGEMENT OF THE COMPANY

        The following table sets forth certain information concerning each of the executive officers of the Company:

Name	Age	Positions
Mark F. Loehr	46	Chief Executive Officer
Gerard P. Maus	51	Chief Financial and Administrative Officer
Brian T. Bristol	51	Managing Director, Head of Investment Banking
Edward Bugniazet	42	Managing Director, Head of Trading and Sales Trading
Daniel DeWolf	45	Managing Director, Director of Venture Capital Fund Group
John Hervey	38	Managing Director, Director of Research
Margot T. Lebenberg	35	Managing Director, General Counsel, Executive Vice President and Secretary
Robert C. Meier	40	Managing Director, Head of Institutional Sales

        The following table sets forth the principal occupation of each of the directors of the Company:

Name	Principal Occupation
Stuart M. Robbins	Chairman, Vice Chairman West Virginia University Foundation
John H. N. Fisher	Managing Director, Draper Fisher Jurvetson
Edward H. Fleischman	Senior Counsel, Linklaters
William E. Ford	Managing member, General Atlantic Partners
Joseph R. Hardiman	Director, selected Deutsche Asset Management funds and other mutual funds, Corvis Corporation and Brown Investment Advisory & Trust Company
Mark F. Loehr	Chief Executive Officer, SoundView
Gilbert C. Maurer	Director, The Hearst Corporation

        Andrew D. Klein resigned from the Board of Directors effective February 5, 2003.

Item 2. Properties.

        Our principal executive offices are located in Old Greenwich, Connecticut where we lease approximately 79,000 square feet under a lease which expires in July 2006. Additionally we operate an approximate 54,000 square foot lease in San Francisco which will expire in March 2011. Of this space we have sublet approximately 12,000 square feet through February 2008 and are actively seeking to sublet the remaining space aside from the approximate 22,000 square feet we currently occupy. We have additional office space of approximately 14,000 square feet in San Francisco, which expires in October 2009, which has been sublet in its entirety for the life of the lease. We lease approximately 23,000 square feet of office space in Stamford, Connecticut which we do not currently occupy. The lease for this space expires in March 2003. We lease approximately 3,800 square feet of office space in Boston, Massachusetts under a lease which expires in April 2007. Additionally, we lease approximately

6,000 square feet in London under a lease which expires in October 2010 and has been sublet in its entirety through February 2006.

Item 3. Legal Proceedings.

        We are currently subject to claims and legal proceedings arising in the normal course of our business. We do not believe that the resolution of such legal proceedings should have a material adverse effect on us.

        On June 28, 1999, certain of the customers of Wit Capital Corporation, our wholly owned subsidiary, filed a purported class action lawsuit in the Superior Court of the State of Delaware in and for New Castle County styled ARTHUR E. BENNING, SR., ET AL. v. WIT CAPITAL GROUP, INC. AND WIT CAPITAL CORPORATION. The seven count complaint charges Wit Capital with (1) breach of contract for alleged failure to comply with the "anti-flipping policy" contained in the account agreement with Wit Capital customers; (2) breach of the implied covenant of good faith and fair dealing by allegedly violating the anti-flipping policy and alleged failure to "maintain adequate computer, communications, personnel, accounting, bookkeeping, and/or other support systems and facilities"; (3) fraud by reason of the fact that Wit Capital allegedly violated its own anti-flipping policy and our alleged first-come/first- served policy in connection with IPOs; (4) negligent misrepresentation in its method of allocation of participation in IPOs; (5) breach of fiduciary duty as a broker; (6) negligence in handling accounts; and (7) violation of Delaware's Consumer Fraud Act. On January 10, 2001, the court issued an opinion denying plaintiffs' motion for class certification, and on February 15, 2001 entered an order dismissing the action of the named parties as individual defendants in light of the arbitration provision in the plaintiffs' customer agreements. In March 2001, the plaintiffs appealed the order and opinion of the Superior Court denying class certification. In November 2001, the Supreme Court of Delaware reversed the decision of the lower court's denial of class status on the basis that the trial judge did not allow enough discovery to determine if the necessary elements to decide class status were present. We intend to continue to defend the lawsuit vigorously. We do not believe that this lawsuit should have a material adverse effect on us.

        On May 15, 2000, two Wit Capital Corporation customers filed a purported class action lawsuit in the Circuit Court of Cook County Illinois styled JOSEPH YOUNES AND ROSANNE T. YOUNES v. WIT CAPITAL CORPORATION. Plaintiffs purport to represent a class of investors who maintain brokerage accounts with Wit Capital from January 1, 1999 to the present, and asserted state statutory and common law causes of action. Wit Capital filed a Notice of Removal in the United Stares District Court, Northern District of Illinois, Eastern Division, on June 22, 2000 on the grounds that the Securities Litigation Uniform Standards Act of 1998 preempted the claims asserted. After significant motion practice and two motions to remand, on September 20, 2001, the Court granted Plaintiff's second motion to remand and denied Wit Capital's motion to dismiss as moot. The case was transferred back to the Circuit Court of Cook County on October 11, 2001 and plaintiffs amended their complaint twice. Plaintiffs' current complaint asserts state statutory and common law causes of action. In response to Wit Capital's motion to dismiss the Second Amended Complaint for failure to state a claim, on August 5, 2002, the Court entered an order striking certain allegations, dismissing plaintiffs' cause of action for breach of fiduciary duty/unjust enrichment with leave to seek amendment after discovery, and dismissing plaintiffs' cause of action for negligence/intentional tort without prejudice with leave to seek an amendment immediately. Wit Capital answered the remaining counts of the Second Amended Complaint on December 20, 2002. On December 18, 2002, plaintiffs sought leave to file a Third Amended Complaint, repleading the cause of action for negligence/intentional tort. The Court granted plaintiffs such leave, and on January 17, 2003, Wit Capital moved to dismiss the Third Amended Complaint for failure to state a claim. Wit Capital's motion to dismiss the Third Amended Complaint is scheduled to be heard in March 2003. We intend to continue to defend the lawsuit vigorously and have filed a motion to dismiss the complaint in state court. We do not believe that this lawsuit should have a material adverse effect on us.

        Our Company and one or more of our subsidiaries are among the numerous financial institutions named as defendants in purported securities class actions filed in the United States District Court for the Southern District of New York. The actions allege improper IPO allocation practices, and were brought by persons who, either directly or in the aftermarket, purchased IPO securities during the period between March 1997 and December 2000. The plaintiffs allege that we (or our named subsidiaries) and other IPO underwriters required persons receiving allocations of IPO shares (and, in some instances, secondary offering shares) to pay excessive and undisclosed commissions on unrelated trades and to purchase shares in the aftermarket at specified escalating prices, in violation of the federal securities laws. The plaintiffs seek unspecified compensatory damages, interest, attorneys' fees and costs. In addition, issuers that have been named as defendants in these actions have stated their intention to seek indemnification from the underwriters. The forty-eight actions in which we or one or more of our subsidiaries were named have been consolidated into thirty-one cases, each involving a distinct offering. Those cases, and approximately two-hundred-eighty others in which we and our subsidiaries are not named, have been coordinated for pretrial purposes before a single judge. A lawsuit filed by a single plaintiff against us, containing similar allegations relating to IPO practices, is pending as a related case before the same judge. We believe we have a meritorious defense to these actions and intend to defend them vigorously. We do not believe the lawsuits should have a material adverse effect on us.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

        Our common stock has traded on the Nasdaq National Market under the symbol "SNDV" since August 20, 2001. Prior to August 20, 2001 our common stock traded under the symbol "WITC". The following table sets forth the range of high and low sales prices reported on the Nasdaq National Market for the periods indicated.

2002:	High	Low
First quarter	$3.36	$1.95
Second quarter	2.40	1.51
Third quarter	1.69	1.07
Fourth quarter	1.92	0.98
2001:	High	Low
First quarter	$5.63	$1.69
Second quarter	3.36	1.58
Third quarter	2.05	1.28
Fourth quarter	2.44	1.51

        The closing sale price of the Company's common stock on February 28, 2003 was $1.27. The number of holders of record of the Company's common stock as of that date was 608. The number of stockholders of record does not reflect the actual number of individual or institutional stockholders of the Company as certain shares are held in the name of nominees.

        We have never declared or paid cash dividends on our common stock. We do not anticipate paying cash dividends on our common stock in the foreseeable future.

        During 2002, pursuant to a Board authorized repurchase program, we repurchased 4.3 million shares of our common stock at an average price of $1.25 per share. As of December 31, 2002, approximately 6.0 million shares of our common stock remain for purchase under the program.

Recent Sales of Unregistered Securities

        None.

Item 6. Selected Financial Data.

        The following summary selected financial data for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 has been derived from SoundView's consolidated financial statements. The selected financial data should be read in conjunction with the consolidated financial statements and related notes thereto and with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are included elsewhere in this Annual Report on Form 10-K.

SoundView Technology Group, Inc.
Statement of Operations Data
(dollars in thousands, except per share data)

	Years Ended December 31,
	2002	2001	2000	1999	1998
Revenues:
Investment banking	$11,223	$29,431	$200,239	$30,270	$1,515
Brokerage	97,578	128,949	154,928	7,088	295
Asset management fees	6,058	8,044	11,449	377	—
Gain (loss) on investments	(10,216)	(12,860)	(3,213)	6,028	45
Interest, investment income and other	3,951	10,206	12,121	4,855	183

Total revenues	108,594	163,770	375,524	48,618	2,038

Expenses:
Compensation and benefits	86,754	122,004	215,319	39,014	4,444
Amortization of intangible assets and goodwill	5,068	41,306	25,176	—	—
Impairment of goodwill and other assets	165,846	260,920	—	—	—
Brokerage and clearance	17,124	21,091	25,538	5,347	186
Communications and technology	10,718	13,352	15,368	6,221	1,781
Marketing and business development	7,972	11,398	15,711	2,594	1,205
Professional services	6,601	8,253	9,209	4,953	878
Discontinuance of retail brokerage operations	—	—	11,605	—	—
Write-off of computer software and equipment	—	—	1,340	5,565	—
Loss from consolidation of office space	11,439	21,762	—	—	—
Discontinuance of European operations	6,271	6,199	—	—	—
Other	17,707	34,670	20,280	5,267	2,338

Total expenses	335,500	540,955	339,546	68,961	10,832

Income (loss) from operations	(226,906)	(377,185)	35,978	(20,343)	(8,794)
Gain (loss) on strategic investments	2,646	1,549	(13,728)	—	—

Income (loss) before provision for income taxes and equity in net loss of affiliates	(224,260)	(375,636)	22,250	(20,343)	(8,794)
Provision (benefit) for income taxes	17,858	(51,315)	24,129	—	—

Loss before equity in net loss of affiliates	(242,118)	(324,321)	(1,879)	(20,343)	(8,794)
Equity in net earnings (loss) of affiliates and minority interest	8,088	(8,384)	(20,080)	(560)	—

Net Loss	$(234,030)	$(332,705)	$(21,959)	$(20,903)	$(8,794)

Net Loss Per Share:
Basic	$(2.47)	$(3.13)	$(0.26)	$(0.52)	$(1.23)
Diluted	(2.47)	(3.13)	(0.26)	(0.52)	(1.23)
Weighted average shares used in the computation of net loss per share:
Basic	94,836,584	106,222,699	84,551,145	39,909,794	7,140,123
Diluted	94,836,584	106,222,699	84,551,145	39,909,794	7,140,123
	December 31,
	2002	2001	2000	1999	1998
Balance Sheet Data:
Cash and cash equivalents(1)	$157,094	$181,025	$281,454	$121,350	$18,110
Total assets	270,850	503,240	997,733	163,618	22,296
Stockholders' equity	211,243	435,973	794,653	144,402	20,608

(1)
Includes unrestricted cash held at clearing broker.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion should be read with the consolidated financial statements of SoundView Technology Group, Inc. and subsidiaries and related notes thereto and Item 6, "Selected Financial Data" appearing elsewhere in this report.

Critical Accounting Policies

        The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing its financial statements are reasonable. Actual results could differ from these estimates. A summary of our accounting policies is set forth in Note 3 to the consolidated financial statements. In our view, the policies that involve the most subjective judgments are set forth below.

        As of December 31, 2002, we hold approximately $15.6 million in private equity investments and in investment funds in which the majority of the underlying investments are in privately held companies. We carry our investments at fair value, with the accompanying gains and losses reflected in our results of operations. The determination of fair value requires management to make estimates based on available information including the company's earnings, sales, operating developments and recent transactions in the company's securities. Our determination of fair value may not necessarily represent the amounts that might ultimately be realized, since such amounts depend on future circumstances and cannot be determined until the investments are actually liquidated. We may recognize additional future losses related to our investment portfolio based on specific circumstances surrounding an individual investment or if market conditions decline further in certain sectors.

        During 2002 and 2001, we recorded loss reserves of $11.4 million and $12.4 million, respectively, for our obligations under certain of our operating leases for unoccupied office space when estimated future sublease income is not expected to cover the lease obligation for the remainder of the lease term. At December 31, 2002, we had a loss reserve of $19.1 million related primarily to our lease commitment for an unused portion of our office space in San Francisco, California. We may determine that additional adjustments to the loss reserve are necessary during 2003 based on market conditions and other factors existing in 2003 regarding the demand for office space in San Francisco, California.

        The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that realization of such benefits is more likely than not. As of December 31, 2002, we have recorded $39.3 million in net deferred tax assets related primarily to net operating loss carryforwards, and a corresponding valuation allowance of $39.3 million. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes" which places primary importance on the Company's historical results of operations. If the Company is able to realize part or all of the deferred tax assets in future periods, it will reduce its provision for income taxes with a release of the valuation allowance in an amount which is more likely than not expected to be realized.

        Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". Under the provisions of SFAS No. 142, goodwill is no longer amortized into the income statement over an estimated life, but rather is tested at least annually for impairment. At December 31, 2002, goodwill and the tradename intangible asset of $17.4 million and $2.2 million, respectively, are reflected on the statement of financial condition and continue to be subject to impairment testing at least annually. Other intangible assets, which have finite lives, continue to be amortized over their estimated useful lives and are subject to impairment testing under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." At December 31, 2002, the institutional client relationship intangible asset of $53.3 million is reflected on the consolidated statement of financial condition and continues to be subject to impairment testing.

Overview and Business

        SoundView Technology Group, Inc. was incorporated on March 27, 1996 and commenced operations in September 1997. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, SoundView Technology Corporation ("STC," formerly Wit SoundView Corporation), Wit Capital Corporation ("WCC"), SoundView Technology Group PLC ("STGE," formerly Wit SoundView Europe Group PLC), SoundView Asset Management, Inc. and SoundView Ventures Corp. (formerly Wit SoundView Ventures Corp.).

        SoundView is a research driven, technology-focused securities firm. SoundView produces comprehensive sell-side research on over 160 technology companies. Our brokerage operations provide a variety of sales and trading services to institutional investors. We leverage our technology expertise through a sales force which has a comprehensive understanding of the complex and diverse technologies involved in technology-focused investing. Our investment banking services include public underwriting, mergers and acquisitions and strategic services and private equity. Our venture capital operation has established and currently manages a number of venture capital funds that provide investors with the opportunity to participate in technology related investments.

        On January 31, 2000, Wit Capital Group, Inc. completed a merger with SoundView Technology Group, Inc. ("STG"). From June 2000 to August 2001, the combined company operated as Wit SoundView Group, Inc. and in August 2001, the combined company changed its name to SoundView Technology Group, Inc. All references to "SoundView," the "Company," "us," "our," and "we" refer to the combined company and its subsidiaries subsequent to January 31, 2000. All references to "STG" refer to operations of STG prior to its merger with Wit Capital Group, Inc.

Current Market Environment

        As a research driven technology-focused securities firm, our business and operations are affected by the U.S. and global economic environment and financial market conditions. The performance of the equity capital markets, and in particular the market for technology companies, significantly influences the strength of our business operations. We continue to operate under unfavorable market conditions that prevailed throughout 2001 and worsened in 2002 as a result of continuing uncertainty regarding the extent of the global economic slowdown and weakness in the technology sector. Additionally, during 2002, confidence in the markets has been affected by concerns surrounding the financial reporting and accounting practices of certain public companies. Our institutional brokerage operations may be negatively affected by overall market volatility, and more specifically, by periods of declining prices or trading volumes in technology stocks. Market uncertainty continues and it is not clear that the equity markets will become active again for initial public offerings on terms acceptable to prospective technology issuers and when or whether we will experience a related increase in revenue from public investment banking activity. We continue to advise on private equity financings as well as merger and acquisition activity but we continue to experience a slowdown in these areas. See Risk Factors—"Our ability to generate. . . ."

Effects of inflation

        Because the Company's assets are, to a large extent, liquid in nature, they are not significantly affected by inflation. However, the rate of inflation affects the Company's expenses, such as employee compensation, office space leasing costs and communications charges, which may not be readily recoverable in the price of services offered by the Company. To the extent inflation results in rising interest rates or has other adverse effects upon the securities markets, it may adversely affect the Company's financial position and results of operations in certain businesses.

Results of Operations for the Years Ended December 31, 2002, 2001 and 2000

Revenues

        Total revenues for the year ended December 31, 2002 were $108.6 million, compared to $163.8 million for the year ended December 31, 2001 and $375.5 million for the year ended December 31, 2000. This represents a 34% decrease in total reported revenues from 2001 to 2002, primarily attributable to a decrease in brokerage revenue and, to a lesser extent, a decrease in investment banking revenue, and a decrease in interest and investment income. Comparing 2000 to 2001, revenues decreased 56% primarily due to a decrease in investment banking revenue and, to a lesser extent, a decrease in brokerage revenue, write-downs on private equity investments and a decrease in asset management fees.

        Brokerage revenue for the year ended December 31, 2002 was $97.6 million, compared to $128.9 million for the year ended December 31, 2001 and $154.9 million for the year ended December 31, 2000. During 2002 and 2001, brokerage revenue is comprised solely of amounts attributable to our institutional brokerage operations compared to 2000 when our institutional operations contributed $146.5 million, and our retail operations contributed $8.4 million to total brokerage revenues. Comparing 2002 to 2001, and excluding commissions of $1.3 million and $7.0 million earned on days during September 2002 and 2001 specifically earmarked for donation to charities related to the events of September 11, 2001, brokerage revenue decreased 21.1%, as a result of decreased market volumes and further weakness in the technology sector from 2001. Similarly comparing 2001 to 2000, brokerage revenue related to our institutional operations decreased 21.3% primarily as a result of lower trading revenue derived from our market making operations. Trading revenue from our market making operations decreased with narrowing bid-ask spreads, and smaller price increments which resulted from the move to decimal trading in the Nasdaq Stock Market, which began for all stocks in April 2001. To compensate for the narrowing of bid-ask spreads, in April 2001, we began charging commissions on certain Nasdaq trades. In the fourth quarter, 96% of our Nasdaq revenue was commission based.

        Investment banking revenue for the year ended December 31, 2002 was $11.2 million, compared to $29.4 million for the year ended December 31, 2001 and $200.2 million for the year ended December 31, 2000. Investment banking revenue is primarily derived from the public offering of equity securities, mergers and acquisitions and strategic advisory services and private equity offerings. The 62% decrease in investment banking revenue in 2002 as compared to 2001 is attributable to unfavorable issuing conditions for technology companies, which includes lower market valuations and general market and economic uncertainty. The 85% decrease in investment banking revenue from 2000 to 2001 is attributable to similar market conditions. So long as the stability of the public equity markets remains uncertain and mergers and acquisitions activity remains slow, we do not expect that investment banking revenue will increase significantly from levels achieved in 2002 and could decrease further from 2002 levels.

        Interest and investment income for the year ended December 31, 2002 was $4.0 million, compared to $10.2 million for the year ended December 31, 2001 and $12.3 million for the year ended December 31, 2000. We earn interest income from the investment of cash balances raised through financing activities until the funds are used in our business. Our average monthly cash balance was

$136.6 million for 2002 compared to $185.2 million in 2001, and $197.3 million in 2000. Our interest and investment income decreased 61% in 2002 from 2001 and 17% from 2000 to 2001 as a result of lower average monthly cash balances and earning a lower interest rate on our interest bearing balances. It is our current policy to pay bonuses and other compensation related payments to employees on a semi-annual basis. Accordingly, our cash balance and the related interest income have decreased by $23.9 million subsequent to December 31, 2002.

        Asset management fees for the year ended December 31, 2002 were $6.1 million compared to $8.0 million for the year ended December 31, 2001 and $11.4 million for the year ended December 31, 2000. For 2002, this revenue was derived from management fees from our series of venture capital funds. In 2001 and 2000 this revenue was primarily derived from both management fees earned from our venture capital funds and from incentive royalties from hedge funds that were formerly managed by STG. Comparing asset management fees earned in 2002 to 2001, the 25% decrease in 2002 is attributable primarily to a reduction in the incentive royalties, which the Company no longer earns as the hedge funds ceased operations in the first quarter of 2002. Comparing asset management fees earned in the years ended December 31, 2001 and 2000, the 30% decrease is primarily attributable to a reduction in the incentive royalties as well as the absence of syndication fees that were received in 2000 related to the organization of the Dawntreader Fund II series of venture capital funds.

        Loss on investments for the year ended December 31, 2002 was $10.2 million, compared to $12.9 million for the year ended December 31, 2001 and $3.2 million for the year ended December 31, 2000. Comparing the years ended December 31, 2002 and 2001, the 21% decrease in this loss primarily consists of lesser decreases in the fair value of private equity investments. As of December 31, 2002, we hold approximately $15.6 million in private equity investments and in investment funds in which the underlying investments are in privately held companies. The original cost of the investments was $35.6 million. We carry our investments at fair value, which requires management to make estimates based on available information, which do not necessarily represent the amounts that might ultimately be realized, since such amounts depend on future circumstances and cannot be determined until the investments are actually liquidated. Actual results could differ from those estimates and the differences could be material. We may recognize additional future losses related to our investment portfolio based on specific circumstances surrounding an individual investment or if market conditions decline further in certain sectors. Comparing the years ended December 31, 2001 and 2000, the 300% increase in this loss primarily consists of losses from investment partnerships focused on the technology sector and a decline in the value of the Company's contributions to leveraged employee investment funds.

        Other income for the year ended December 31, 2002 and 2001 was $0 compared to a loss of $155,000 for the year ended December 31, 2000. For the year ended December 31, 2000 other income consists of an adjustment to reduce estimated advertising revenue related to the sale of banner advertisements on our website.

Expenses

        Total expenses for the year ended December 31, 2002 were $335.5 million, compared to $541.0 million for the year ended December 31, 2001 and $339.5 million for the year ended December 31, 2000. This represents a 38.0% decrease in total reported expenses from 2001 to 2002, primarily attributable to decreases in the impairment of intangible and other assets and amortization of intangible assets and goodwill, as well as a decrease in compensation and benefits attributable to a 27.9% decrease in personnel, and, to a lesser extent, the loss from consolidation of office space. Comparing 2000 to 2001, expenses increased 59.3% primarily due to charges in 2001 for impairment of intangible and other assets, loss from consolidation of office space and the discontinuance of European operations, as well as an increase in amortization of intangible assets and goodwill, offset by a decrease in compensation and benefits which resulted from a 32.2% staff reduction in 2001.

        Compensation and benefits expense for the year ended December 31, 2002 was $86.8 million, compared to $122.0 million for the year ended December 31, 2001 and $215.3 million for the year ended December 31, 2000. Compensation and benefits expense consists of salaries, bonuses, amortization of restricted stock awards and other benefits paid or provided to the Company's employees. The 29% decrease in compensation and benefits expense from 2001 to 2002 and the 43% decrease from 2000 to 2001 primarily relate to lower incentive compensation accrued on lower revenues and a decrease in personnel to 220 as of December 31, 2002 from 305 as of December 31, 2001 and 450 as of December 31, 2000. Although our headcount has fluctuated during the past three years, the decrease in headcount in 2002 and 2001 resulted primarily from staff reductions due to market conditions and the consolidation of our New York and Stamford offices into one office location in Old Greenwich, Connecticut as well as the downsizing in our San Francisco office and closing of our Europe office.

        Amortization of intangible assets and goodwill decreased from $41.3 million for the year ended December 31, 2001 to $5.1 million for the year ended December 31, 2002. The decrease of 88% resulted primarily from the Company's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. Under the provisions of SFAS No. 142, goodwill is no longer amortized into the income statement over an estimated life, but rather is tested annually for impairment. Other intangible assets, which have finite lives, continue to be amortized over their estimated useful lives and are subject to impairment testing under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Amortization of intangible assets and goodwill increased to $41.3 million for the year ended December 31, 2001 from $25.2 million for the year ended December 31, 2000. This expense relates to the amortization of intangible assets and goodwill related to mergers with STG and E*OFFERING. The merger with STG, closed on January 31, 2000, resulted in approximately $275 million in intangible assets and goodwill, which, during 2000 and 2001, was expensed on a straight-line basis over various periods ranging from three to 20 years. The merger with E*OFFERING, which was completed on October 16, 2000, resulted in approximately $304 million in intangible assets and goodwill, which, during 2001, was amortized on a straight-line basis over five and seven years, respectively. However, the carrying values of goodwill and intangible assets related to the merger with E*OFFERING were reduced in June 2001 as a result of an impairment charge, discussed below. The remaining intangible asset balance related to the strategic alliance between the Company and E*TRADE was reduced to zero in the third quarter of 2001 pursuant to a restructuring of the strategic alliance with E*TRADE, which resulted in a return of stock previously issued to E*TRADE. Accordingly our results of operations for the year ended December 31, 2001 include three to six months of amortization expense related to the E*OFFERING intangible assets and goodwill, in excess of the expense in 2000.

        Impairment of intangible and other assets decreased to $165.8 million for the year ended December 31, 2002 from $260.9 million for the year ended December 31, 2001 and $0 for the year ended December 31, 2000. For the year ended December 31, 2002, the charge is related to the impairment of goodwill and other intangible assets. As noted above, the Company adopted SFAS No. 142 as of January 1, 2002. SFAS No. 142 requires that the Company's goodwill be evaluated for impairment upon adoption and, ongoing, at least annually which the Company has determined will be its fiscal fourth quarter in the absence of circumstances suggesting an evaluation in an earlier quarter. In connection with the initial adoption of SFAS No. 142, as of January 1, 2002, the Company determined that no adjustment was necessary to the carrying value of its goodwill. Subsequent to the adoption of SFAS No. 142, the continued economic slowdown and weakened business environment as well as other factors negatively impacted the Company's business. During the fourth quarter of 2002, the Company performed its annual evaluation of its enterprise value to make a determination as to whether the recorded amounts of goodwill were potentially impaired. In estimating the fair value of the enterprise, the Company used valuation techniques based on market capitalization and market multiples for comparable businesses. Based on this evaluation, the Company determined that the carrying value of its goodwill was impaired and recorded an impairment charge of $163.3 million in 2002. Additionally, the Company adopted SFAS No. 144 on January 1, 2002. Under the provisions of SFAS No. 144, an impairment loss is recognized when the estimate of undiscounted future cash flows generated by an asset is less than its carrying amount. Measurement of the impairment loss is based on the present value of the expected future cash flows. The Company wrote-off $1.1 million related to the carrying value of its investment advisory intangible asset during 2002 as the fund from which it earned incentive royalties under an agreement with the manager ceased operations during the year. In addition, the Company determined that the carrying value of its intangible asset related to employee non-compete agreements was impaired and recorded a charge of $1.4 million. At December 31, 2002, goodwill and the tradename and institutional client relationship intangible assets of $17.4 million, $2.2 million and $53.3 million, respectively, are reflected on the consolidated statement of financial condition and continue to be subject to impairment testing.

        For the year ended December 31, 2001, impairment of intangible and other assets was $260.9 million. In the second and third quarters of 2001, we recorded an impairment loss of $11.2 million related to our investment in Wit Capital Japan based on our estimate of the total proceeds to be received upon the planned sale of our interest in the entity which was completed in November 2001. Additionally, during June 2001, in light of then current economic environment and market conditions, we performed an evaluation of our enterprise value to make a determination as to whether the recorded amounts of goodwill and intangible assets acquired in the mergers with STG and E*OFFERING were potentially impaired. As a result of this analysis, we determined that an adjustment was required to reduce the carrying value of goodwill and other intangible assets to their estimated fair value. After evaluating the projected future cash flows related to the merger with E*OFFERING, it was determined that the goodwill and the strategic alliance agreement related to this merger were impaired. As a result, we recorded an impairment charge of $249.7 million in 2001. The charge was comprised of a write-off of the carrying values of the goodwill and the strategic alliance agreement of $195.4 million and $54.3 million, respectively, based upon a valuation of discounted future cash flows, to adjust both assets to their estimated fair values.

        Brokerage and clearance expense for the year ended December 31, 2002 was $17.1 million, compared to $21.1 million for the year ended December 31, 2001 and $25.5 million for the year ended December 31, 2000. This expense primarily consists of fees paid to independent floor brokers on the New York Stock Exchange for the execution of institutional customer agency trades, as well as amounts paid to our clearing broker for processing and clearing customers' trades. The 19% decrease in brokerage and clearance expense for the year ended December 31, 2002 compared to December 31, 2001 and the decrease of 17% for the year ended December 31, 2001 compared to December 31, 2000 resulted from decreased brokerage revenue and the elimination of expenses related to our online brokerage operations.

        Communications and technology expense for the year ended December 31, 2002 was $10.7 million, compared to $13.4 million for the year ended December 31, 2001 and $15.4 million for the year ended December 31, 2000. Communications and technology expense includes costs related to market data services, transaction processing, telephone and other communication charges as well as costs related to our technology infrastructure. Comparing the year ended December 31, 2002 to the year ended December 31, 2001, these expenses have decreased 19.7% as a result of the consolidation of various market data service contracts as part of an ongoing cost reduction effort, and a decrease in communications expense resulting from decreased headcount. Comparing the year ended December 31, 2001 to the year ended December 31, 2000, these expenses have decreased 13.1% as a result of the discontinuance of our online brokerage operations offset by development and enhancements to our technology infrastructure.

        Marketing and business development expense for the year ended December 31, 2002 was $8.0 million, compared to $11.4 million for the year ended December 31, 2001 and $15.7 million for the year ended December 31, 2000. Marketing and business development expense consists primarily of travel, entertainment and costs associated with hosting our technology-focused conferences. The 30% decrease from 2001 to 2002 is attributable to a decrease in travel and entertainment expenses resulting from the market slowdown, decreased advertising costs, and a decrease in costs incurred by Europe due to the discontinuance of that business in 2002. The 27% decrease from 2000 to 2001 is attributable to a decrease in advertising costs as well as a decrease in travel and entertainment expenses resulting from the market slowdown and to a lesser extent, the related reduction in headcount.

        Occupancy expense for the year ended December 31, 2002 was $7.2 million, compared to $12.9 million for the year ended December 31, 2001 and $5.2 million for the year ended December 31, 2000. Occupancy expense includes costs related to leasing office space in Old Greenwich, New York, Stamford, San Francisco, London and Boston. The 44% decrease from 2001 to 2002 was attributable to the consolidation of our office space on both the east and west coasts during 2001 and the discontinuance of our European operations during 2002, as well as a reduction in headcount. These actions were partially offset by our addition of the Boston office in 2002. The 149% increase from 2000 to 2001, was a result of the merger with E*OFFERING from which we obtained an additional larger office in San Francisco combined with the subsequent consolidation of three locations in San Francisco and two locations on the east coast.

        Depreciation and amortization expense for the year ended December 31, 2002 was $5.7 million, compared to $10.8 million for the year ended December 31, 2001 and $6.9 million for the year ended December 31, 2000. This expense consists primarily of depreciation and amortization of furniture, equipment and leasehold improvements and amortization of computer software. The decrease in depreciation and amortization expense of 47% comparing 2002 with 2001 is attributable to the write-off of leasehold improvements in the latter half of 2001 and first quarter of 2002, and the completion of depreciation of assets acquired in the merger with E*OFFERING. The increase in depreciation and amortization expense of 57% comparing 2001 with 2000, reflects the increased investments we made in technology, equipment and facilities as well as the additional facilities and equipment acquired in the mergers with STG and E*OFFERING.

        Professional services expense for the year ended December 31, 2002 was $6.6 million, compared to $8.3 million for the year ended December 31, 2001 and $9.2 million for the year ended December 31, 2000. Professional services expense includes legal, consulting, accounting, and recruiting fees and the costs related to our strategic relationships with the Gartner Group and the Giga Group, which allow us access to their products and services. The 20% decrease from 2001 to 2002 is attributable to reduced legal fees. However, legal fees fluctuate, and there can be no assurance that these fees will not increase in the future. The decrease of 10% from 2000 to 2001 resulted from fewer consultants' fees, offset by an increase in costs incurred in connection with defending ourselves in litigation.

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

        For the year ended December 31, 2000, we wrote-off computer software and equipment totaling $1.3 million. In December 1999, in light of the rapidly changing environment for after-hours trading and alternative trading systems we wrote-down the majority of computer software and hardware that we had developed or purchased to operate a planned after hours trading system. We estimated the fair value of the assets remaining by determining which assets were utilizable in other areas of the business as well as estimating the potential future cash inflows that might be received from the sale or licensing of part or all of the developed technology. In the first quarter of 2000, as a result of information that became available to us regarding redeployment of the remaining assets, we wrote-off an additional

$1.3 million of capitalized costs representing our estimate of the impairment in the value of the remaining assets.

        Loss from the consolidation of office space was $11.4 million for the year ended December 31, 2002 compared to $21.8 million for the year ended December 31, 2001. In 2002, this loss consisted primarily of adjustments to a reserve established in the second and third quarters of 2001 related to our lease commitment for an unused portion of our office space in San Francisco, California. In 2002, as a result of the reduction in headcount, we decided to further consolidate our office space in San Francisco. Accordingly in 2002, we recorded a loss reserve of $10.7 million consisting of our lease commitment for the estimated time frame for sublease, the market loss on the additional unused office space and a charge reflecting additional market loss on the unused space that we have held for sublease since 2001 over the life of the lease. The unused space in San Francisco that we vacated in the first quarter of 2002 has been subleased; however, the prospects for subleasing the remaining unused space in the near term are unclear. In addition, we were unsuccessful at subleasing our unoccupied office space in Stamford, Connecticut and established a reserve of $0.7 million in 2002 related to this lease, which expires in March 2003. In 2001, the charge established a reserve of $12.4 million related to our lease commitment in San Francisco and included $9.4 million of losses from the write off of leasehold improvements, furniture and equipment primarily related to our relocation from New York and Stamford to our Old Greenwich location. As we assess market conditions and other factors regarding the demand for office space, we will determine if additional adjustments to the loss reserve are necessary in relation to the planned subleases of our unoccupied office space.

        The discontinuance of our European operations in the first quarter of 2002 resulted in a $6.3 million charge for severance and other costs associated with closing STGE's operations, including a $2.8 million loss on foreign exchange translation, which had been reported as a separate component of stockholders' equity. In 2001 the charge of $6.2 million included severance and other costs associated with initial downsizing and restructuring of STGE's operations.

        Other expenses for the year ended December 31, 2002 were $4.8 million, compared to $11.0 million for the year ended December 31, 2001 and $8.2 million for the year ended December 31, 2000. Other expenses includes costs for office supplies, insurance, subscriptions, registrations, charitable contributions and other general administrative expenses. The 56.4% decrease from 2001 to 2002 is attributable primarily to the difference between $1.0 million and $6.0 million of charitable contributions resulting from fund raising efforts on September 3, 2002 and September 20, 2001 (gross commissions of $1.3 million and $7.0 million earned less clearing and execution costs), respectively. In addition, the decrease in other expenses also results from an ongoing expense reduction effort and the elimination of a joint venture for which costs were incurred in 2001. The 33.9% increase from 2000 to 2001 was attributable to the charitable contribution in 2001 offset by costs related to the joint venture that was eliminated during 2001.

Other

        For the year ended December 31, 2002, we recorded a gain on strategic investment of $2.6 million related to proceeds received from our investment in enba plc, compared to a gain of $1.5 million in 2001 which consisted of proceeds of $1.2 million and $357,000 received from our investments in enba plc ("enba") and Wit Capital Japan ("WCJ"), respectively. In March of 2000, pursuant to a joint venture agreement related to the formation of STGE, we exchanged 1,878,596 of our shares for 189,748 shares of enba and recorded the value of our investment in enba at approximately $31.0 million, based on the market value of the shares exchanged. During the fourth quarter of 2000, the parties to the joint venture agreement had been negotiating an unwinding of enba's participation in the joint venture, and in light of these negotiations, we recorded a loss of $13.7 million on our investment in enba to reduce its carrying value to $17.3 million, equal to our estimate of the fair value of the shares as of December 31, 2000.

        Equity in net loss of affiliates and minority interest was a net gain of $8.1 million for the year ended December 31, 2002, compared to net losses of $8.4 million for the year ended December 31, 2001 and $20.1 million for the year ended December 31, 2000. In 2001 and 2000, equity in net loss of affiliates represented our proportional share of the losses incurred by Wit Capital Japan through the sale of our investment in November 2001 and our proportional share of losses incurred by STGE until February 2001 when we acquired an 82% interest in STGE and began to consolidate its results of operations with ours. Minority interest in the earnings of STGE in the first quarter of 2001 represents recognition of the 18% interest in that entity held by Cazenove & Co. ("Cazenove"). On March 15, 2002, we acquired Cazenove's interest in STGE, for a nominal amount, increasing our ownership interest in STGE to 99.9% and made the decision to discontinue the operations of the subsidiary. Accordingly, 99.9% of the results of operations of STGE have been consolidated with ours since March 15, 2002. The discontinuance of our European operations in the first quarter of 2002 generated an $8.1 million reduction of minority interest. All charges related to the discontinuance of the European operations are discussed above.

        For the twelve months ended December 31, 2002, we recorded a provision for income taxes of $17.9 million compared to an income tax benefit of $51.3 million and a provision for income taxes of $24.1 million for the years ended December 31, 2001 and 2000, respectively. We record a provision or benefit for income taxes based on our estimated taxable income and periodically assess the need for valuation allowances based on our estimation of future taxable earnings. Our effective tax rate differs from the Federal statutory rate as a result of certain non-deductible expenses, primarily goodwill, and state and local income taxes. For the year ended December 31, 2002, we recorded a charge of approximately $39.3 million to establish a valuation allowance against the net balance of our deferred tax assets, which resulted primarily from net operating loss carryforwards. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109 "Accounting for Income Taxes" which places primary importance on the Company's historical results of operations. Although management believes the Company's results in prior years were significantly affected by restructuring and other charges, the Company's historical losses and losses incurred in the current fiscal year represented negative evidence sufficient to require a full valuation allowance under the provisions of SFAS 109. We believe that our future results of operations will generate taxable income sufficient to realize the net deferred tax assets, but our belief does not satisfy the requirement for objective evidence under SFAS No. 109 to support the carrying value of the asset. If the Company is able to realize part or all the deferred tax assets in future periods, it will reduce its provision for income taxes with a release of the valuation allowance in an amount which is more likely than not expected to be realized.

Liquidity and Capital Resources

        At December 31, 2002, we had a balance of $157.1 million in cash and cash equivalents and unrestricted cash held at our clearing broker, which was reduced to approximately $133 million after year-end bonus payments. As of December 31, 2002, approximately $76 million of our cash and cash equivalents was invested in a short-term bond fund. We may use cash to repurchase stock from time to time depending on the market for our common stock and other factors; however, we do not currently anticipate any capital expenditures or investments in 2003 that would bring our cash balance significantly below its current level.

        Net cash used in operating activities was $12.1 million for the year ended December 31, 2002 compared with net cash provided by operating activities of $13.5 million for the year ended December 31, 2001 and $68.6 million for the year ended December 31, 2000. Cash used in operating activities for the year ended December 31, 2002 resulted from a net loss of $234.0 million, offset by $211.3 million of non-cash adjustments and a net decrease in operating assets of $17.4 million, and augmented by a net decrease in operating liabilities of $6.8 million. Cash provided by operating activities for the year ended December 31, 2001 was primarily from a net loss of $332.7 million, offset by non-cash adjustments of $324.2 million, a net decrease in operating liabilities of $98.2 million, a cumulative translation adjustment of $2.5 million, and a decrease in operating assets of $122.7 million. Cash provided by operating activities for the year ended December 31, 2000 was primarily from a net loss of $22.0 million, non-cash adjustments of $100.9 million, a net increase in operating assets of $65.7 million, offset by a net increase in operating liabilities of $55.4 million.

        Net cash used in investing activities was $485,000 for the year ended December 31, 2002 and $16.2 million for the year ended December 31, 2001, compared to net cash provided by investing activities of $67.0 million for the year ended December 31, 2000. Net cash used in investing activities for the year ended December 31, 2002 consisted primarily of purchases of computer software and furniture, equipment and leasehold improvements, as well as an investment in STGE to increase our ownership interest to 99.9%. Net cash used in investing activities for the year ended December 31, 2001 was primarily for purchases of computer software and furniture, equipment and leasehold improvements of $20.0 million, offset by cash received in the acquisition of STGE and the sale of WCJ of $3.2 million. Net cash provided by investing activities for the year ended December 31, 2000 was primarily from sales of short-term investments of $146.1 million offset by purchases of short-term investments of $43.7 million, the acquisition of STG for $6.8 million (net of cash received), an additional investment in WCJ of $18.9 million and purchases of computer software and furniture, equipment and leasehold improvements of $10.0 million.

        Net cash used in financing activities was $2.3 million for the year ended December 31, 2002 and $18.2 million for the year ended December 31, 2001, compared to net cash provided by financing activities of $36.7 million for the year ended December 31, 2000. Net cash used in financing activities for the year ended December 31, 2002 resulted from repurchases of common stock of $5.3 million offset by proceeds received from the issuance of common stock for the exercise of options of $3.0 million. Net cash used in financing activities for the year ended December 31, 2001 was primarily the result of $12.2 million in repurchases of our common stock through our repurchase program and $10.4 million in repurchases of our Class B common stock from The Goldman Sachs Group, Inc., offset by proceeds from employee stock option exercises of $3.6 million and note repayments of approximately $700,000. For the year ended December 31, 2000, net cash provided by financing activities resulted primarily from issuances of common stock totaling $46.1 million which consists primarily of employee stock option exercises and the sale of 2 million shares of our common stock to each of E*TRADE and certain affiliates of General Atlantic Partners, offset by $12.1 million in repurchases of our common stock through our repurchase program.

Commitments

        We currently have several operating leases covering office space in Old Greenwich and Stamford, Connecticut; San Francisco, California; Boston, Massachusetts and London. The leases include scheduled rent increases and have various expirations ranging from 2003 to 2011. Future lease commitments over that period total approximately $61.2 million and are detailed in the table below.

        We are currently obligated under four leases for office space that we do not occupy. Included in the table below are commitments for one of those leases in San Francisco, California totaling $7.4 million; however, sublease payments for the life of the lease totaling $7.8 million are not included as an offset to the future minimum payments. Also included in the table below are future commitments of $24.3 million related to another lease in San Francisco, California and a lease in Stamford, Connecticut. Additionally, due to the discontinuance of our European operations in the first quarter of 2002, we are no longer occupying our office space in London. Two floors of that space included in the lease have been assigned to another tenant under the same terms as the original lease. However, we guaranteed that assignment, and therefore remain liable for the lease payments in the event the assignee does not pay. The total lease commitment of $4.0 million covered under the assignment is not included in the table below. The third floor included in the London lease, for a total commitment of

$2.3 million through 2010, is included in the table below; however sublease payments for that space through 2006 totaling $532,000 are not included as an offset to the future minimum payments. As of December 31, 2002, we have a liability of $19.1 million reflecting our lease commitments in excess of sublease commitments and the market loss on the additional unused office space over the life of the leases mentioned above.

Minimum Lease Obligation
Year ending December 31:
2003	$8,781,338
2004	9,040,728
2005	9,319,178
2006	8,111,670
2007	6,587,055
Thereafter	19,352,559

Total	$61,192,528

        We have committed $10.0 million as a limited partner in Dawntreader Fund II LP, which is managed by our Venture Capital Group. As of December 31, 2002, there is approximately $3.9 million of our commitment remaining to be drawn down by the fund. The fund's commitment term ends on December 31, 2010, but may be extended for up to two additional one-year periods.

        We are committed under contracts with certain key employees to pay guaranteed bonuses of approximately $5.3 million for the year ended December 31, 2003.

New Accounting Pronouncements

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We do not believe that the implementation of SFAS 146 will have a material impact on our consolidated financial statements.

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). Guarantees meeting the characteristics described in the Interpretation are required to be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees even when the likelihood of the guarantor's having to make payments under the guarantee is remote. FIN 45's disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Interpretation's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. We do not believe that the implementation of FIN 45 will have a material impact on our consolidated financial statements.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. As of December 31, 2002, we have not yet determined what effect, if any, FIN 46 will have on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        Our primary risk exposures are market risk (particularly equity price), credit risk, legal risk and operational risk. Market risk refers to the risk that a change in the level of equity prices, interest rates or other factors could result in trading losses or negatively impact the market for equity issuance. Credit and legal risk refers to the risk that a counterparty to a transaction might fail to perform under its contractual commitment resulting in our incurring losses, the risk of non-compliance with applicable legal and regulatory requirements and that a counterparty's performance obligations will be unenforceable. Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, improper or unauthorized execution and processing of transactions, deficiencies in our technology or financial operating systems and inadequacies or breaches in our control processes. Our risk management focuses on the trading of securities, extension of credit to counterparties and investment banking activities, as well as the monitoring of trading levels with institutional customers. We monitor these risks daily through a number of control procedures in order to identify and evaluate the various risks to which our Company is exposed.

Market Risk

        We may act as a principal to facilitate customer-related transactions in financial instruments, which exposes the firm to market risks. We make markets in over 350 equity securities. To facilitate this business, we maintain securities inventories to facilitate customer transactions. Our management believes in monitoring market risk. Our overall risk management results in a carefully controlled exposure to market volatility that should reduce our exposure to earnings volatility. Managing market risk exposure includes limiting firm commitments by position level both long and short for all securities traded and limiting the type of trades that can occur in each inventory account.

        We seek to manage daily risk exposure in our inventory accounts by requiring various levels of management review of these accounts. The primary purpose of risk management is to participate in the establishment of position limits, as well as to monitor both the buy and sell activity in the firm's trading accounts. Trading activities may result in the creation of inventory positions. Position and exposure reports indicating both long and short positions are prepared, distributed and reviewed each day. These reports enable us to monitor inventory levels, monitor daily trading results by stock and trader, as well as review inventory aging, pricing and concentration.

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

Legal Risk

        Legal risk includes the risk of non-compliance with applicable legal and regulatory requirements and the risk that a counterparty's performance obligations will be unenforceable. We are generally subject to extensive regulation in the different jurisdictions in which we conduct business. We have established legal standards and procedures that are designed to ensure compliance with all applicable statutory and regulatory requirements. We have also established procedures that are designed to monitor compliance with senior management's policies relating to conduct, ethics and business practices. In connection with our business, we have various procedures that address issues such as regulatory capital requirements, trading and sales practices, supervision, and record keeping. We have also established certain procedures to mitigate the risk that a counterparty's performance obligations will be unenforceable, including consideration of counterparty legal authority and capacity, adequacy of legal documentation, the permissibility of a transaction under applicable law and whether applicable bankruptcy or insolvency laws limit or alter contractual remedies.

Operational Risk

        Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, improper or unauthorized execution and processing of transactions, deficiencies in our technology or financial operating systems and inadequacies or breaches in our control processes. Managing these risks is critical, particularly in a rapidly changing environment with increasing transaction volumes. In the event of a breakdown or improper operation of systems or improper action by employees, the Company could suffer financial loss, regulatory sanctions and damage to its reputation.

        Our business is highly dependent on communications and information systems, including systems provided by our clearing broker and other third party providers. Any failure or interruption of our systems, the systems of our clearing broker or third party trading systems could cause delays or other problems in our securities trading activities, which could have a material adverse effect on our operating results. In addition, our clearing broker and other third parties provide our principal disaster recovery systems. We do not have a stand-alone disaster recovery plan with other third parties. We cannot assure you that we or third party providers will not suffer any systems failure or interruption, including, but not limited to, one caused by an earthquake, fire, other natural disaster, power or telecommunications failure, act of God, terrorism, act of war or otherwise, or that our or our third party providers' back-up procedures and capabilities in the event of any such failure or interruption will be adequate.

Item 8. Financial Statements and Supplementary Data.

SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Index to Consolidated Financial Statements	F-1
Report of Independent Auditors	F-2
Report of Predecessor Independent Public Accountants	F-3
Consolidated Statements of Financial Condition as of December 31, 2002 and 2001	F-4
Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000	F-5
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000	F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	F-9
Notes to Consolidated Financial Statements	F-11
Schedule to Consolidated Financial Statements	F-24
Notes to Schedule to Consolidated Financial Statements	F-28

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        A change in independent auditors from Arthur Andersen LLP to Ernst and Young LLP was reported in a Current Report on Form 8-K dated May 2, 2002.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

        Information called for by Item 10 will be set forth under the caption "Election of Directors" in the Company's 2002 Proxy Statement, which will be filed not later than 120 days after the end of the Company's fiscal year ended December 31, 2002 and which is incorporated herein by this reference.

Item 11.	Executive Compensation.

        Information called for by Item 11 will be set forth under the caption "Executive Compensation" in the Company's 2002 Proxy Statement, which will be filed not later than 120 days after the end of the Company's fiscal year ended December 31, 2002 and which is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information called for by Item 12 will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's 2002 Proxy Statement, which will be filed not later than 120 days after the end of the Company's fiscal year ended December 31, 2002 and which is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions.

        Information called for by Item 13 will be set forth under the caption "Certain Relationships and Related Transactions" in the Company's 2002 Proxy Statement, which will be filed not later than 120 days after the end of the Company's fiscal year ended December 31, 2002 and which is incorporated herein by this reference.

Item 14.	Controls and Procedures.

        (a)    Evaluation of Disclosure Controls and Procedures

    Our Chief Executive Officer and Chief Financial and Administrative Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 as amended (the "Exchange Act") as of a date 90 days prior to the filing of this annual report (the "Evaluation Date"). Based on such evaluation, those officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are reasonably effective in alerting management of the Company on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

        (b)    Changes in Internal Controls

    Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

        (a)    Documents filed as part of this report on Form 10-K:

        1.    Financial Statements of SoundView Technology Group, Inc.

        The following consolidated financial statements of SoundView Technology Group, Inc, and subsidiaries and the related notes thereto are filed as a part of this report pursuant to Item 8, beginning on page F-1:

  Report of Independent Auditors

  Report of Predecessor Independent Public Accountants

  Consolidated Statements of Financial Condition as of December 31, 2002 and 2001

  Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

  Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000

  Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

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

3.1	Amended and Restated Certificate of Incorporation of Wit SoundView Group, Inc. (Incorporated by reference to Exhibit 3.1 to the quarterly report of Wit SoundView Group, Inc. on Form 10-Q for the period ended June 30, 1999).
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Wit SoundView Group, Inc. (Incorporated by reference to Exhibit 3.1 to the Registration Statement of Form S-4 (No. 333-42062) of Wit SoundView Group, Inc.).
3.3	By-Laws of Wit SoundView Group, Inc. (Incorporated by reference to Exhibit 3.2 to the Registration Statement of Form S-4 (No. 333-42062) of Wit SoundView Group, Inc.).
3.4	Certificate of Ownership and Merger of SoundView Technology Group, Inc. (Incorporated by reference to Exhibit 3.1 to the quarterly report on Form 10-Q for the period ended September 30, 2001).
10.1*	Employment Agreement between SoundView Technology Group, Inc. and Robert Meier dated February 5, 2003.
10.2*	Employment Agreement between SoundView Technology Group, Inc. and John Hervey dated July 10, 2002 (Incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q of SoundView Technology Group, Inc. for the period ended June 30, 2002).
10.3*	Employment Agreement between SoundView Technology Group, Inc. and Robert H. Lessin dated June 3, 2002 (Incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q of SoundView Technology Group, Inc. for the period ended June 30, 2002).
10.4*	Employment Agreement between SoundView Technology Group, Inc. and Gerard P. Maus dated October 11, 2002 (Incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of SoundView Technology Group, Inc. for the period ended June 30, 2002).
10.5*	Employment Agreement between SoundView Technology Group, Inc. and Margot T. Lebenberg dated January 3, 2003.

10.6	Standstill Agreement, dated December 4, 2001, between the Company and General Atlantic Partners LLC, General Atlantic Partners 61, L.P. and GAP Coinvestment Partners, L.P. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 5,2001.)
21.1	List of subsidiaries of SoundView Technology Group, Inc.
23.1	Consent of Ernst & Young LLP with regard to the financial statements of SoundView Technology Group, Inc.
24.1	Powers of Attorney (included on signature page).
99.1	Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)    Reports on Form 8-K

        On May 8, 2002, the Company filed a current report on Form 8-K describing a change in its independent auditors.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Old Greenwich, Connecticut, on the 21st day of March 2003.

SOUNDVIEW TECHNOLOGY GROUP, INC.
By:	/s/ MARK F. LOEHR Mark F. Loehr Chief Executive Officer
By:	/s/ GERARD P. MAUS Gerard P. Maus Chief Financial and Administrative Officer

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark F. Loehr and Gerard P. Maus, and each of them, with full power to act without the other, such person's true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this report, any and all amendments thereto and to file the same, with exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ MARK F. LOEHR Mark F. Loehr	Chief Executive Officer and Director (Principal Executive Officer)	March 21, 2003
/s/ STUART M. ROBBINS Stuart M. Robbins	Chairman	March 14, 2003
/s/ JOHN H. N. FISHER John H. N. Fisher	Director	March 14, 2003
/s/ WILLIAM E. FORD William E. Ford	Director	March 14, 2003

/s/ EDWARD H. FLEISCHMAN Edward H. Fleischman	Director	March 14, 2003
/s/ JOSEPH R. HARDIMAN Joseph R. Hardiman	Director	March 12, 2003
/s/ GILBERT C. MAURER Gilbert C. Maurer	Director	March 14, 2003
/s/ GERARD P. MAUS Gerard P. Maus	Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)	March 21, 2003

CERTIFICATION

I, Mark F. Loehr, certify that:

1.
I have reviewed this annual report on Form 10-K of SoundView Technology Group, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 21, 2003	SOUNDVIEW TECHNOLOGY GROUP, INC.
	By:	/s/ MARK F. LOEHR
Mark F. Loehr Chief Executive Officer

CERTIFICATION

I, Gerard P. Maus, certify that:

1.
I have reviewed this annual report on Form 10-K of SoundView Technology Group, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 21, 2003	SOUNDVIEW TECHNOLOGY GROUP, INC.
	By:	/s/ GERARD P. MAUS
Gerard P. Maus Chief Financial and Administrative Officer

SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors	F-2
Report of Predecessor Independent Public Accountants	F-3
Consolidated Statements of Financial Condition as of December 31, 2002 and 2001	F-4
Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000	F-5
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000	F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	F-9
Notes to Consolidated Financial Statements	F-11
Schedule to Consolidated Financial Statements	F-28
Notes to Schedule to Consolidated Financial Statements	F-32

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
SoundView Technology Group, Inc.:

        We have audited the accompanying consolidated statement of financial condition of SoundView Technology Group, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The financial statements of the Company as of the year ended December 31, 2001 and for each of the two years in the period ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated January 21, 2002 expressed an unqualified opinion on those statements.

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

        In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of SoundView Technology Group, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

        As discussed in Note 3, the Company adopted the provisions of Statement of Financial Accounting Standards Statement No. 142 ("Statement No. 142") effective January 1, 2002.

        As discussed above, the financial statements of SoundView Technology Group, Inc. and subsidiaries as of December 31, 2001 and for each of the two years in the period ended December 31, 2001 were audited by other auditors who have ceased operations. As described in Note 8, these financial statements have been updated to include the transitional disclosures required by Statement No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 8 with respect to 2001 and 2000 included (a) agreeing the previously reported net loss to the previously issued financial statements and the adjustments to reported net loss representing amortization expense recognized in those periods related to goodwill and intangible assets that are no longer being amortized to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income/loss to reported net loss, and the related earnings-per-share amounts. In our opinion, the disclosures for 2001 and 2000 in Note 8 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

Ernst & Young LLP

New York, New York
January 27, 2003

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

Arthur Andersen LLP

New York, New York
January 21, 2002

THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH SOUNDVIEW TECHNOLOGY GROUP, INC.'S FILING ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-K.

SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2002 AND 2001

	2002	2001
ASSETS
CASH AND CASH EQUIVALENTS	$148,911,720	$163,852,686
RECEIVABLE FROM CLEARING BROKER	8,182,560	17,172,354
SECURITIES OWNED, at market or fair value	4,353,810	5,731,168
INVESTMENT BANKING FEES RECEIVABLE	752,199	1,928,023
INVESTMENTS	15,560,190	25,529,042
INTANGIBLE ASSETS, net of accumulated amortization of $14,788,010 and $31,572,101 at December 31, 2002 and December 31, 2001, respectively
Goodwill	17,386,576	180,701,610
Institutional client relationships	53,314,591	57,389,591
Other	2,170,002	5,693,605
FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net of accumulated depreciation and amortization of $16,692,897and $11,455,964 at December 31, 2002 and December 31, 2001, respectively	13,309,254	19,729,961
COMPUTER SOFTWARE, net of accumulated amortization of $764,125 and $601,561 at December 31, 2002 and December 31, 2001, respectively	313,350	655,879
PREPAID EXPENSES	2,077,779	2,332,753
DEFERRED TAX AND OTHER ASSETS, NET	4,518,110	22,522,910

Total assets	$270,850,141	$503,239,582

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Securities sold but not yet purchased, at market value	$6,755	$283,747
Accounts payable and accrued expenses	6,097,869	9,640,382
Accrued compensation	25,543,534	36,396,217
Reserve for lease loss	19,080,636	11,520,002
Other liabilities	8,877,864	9,426,441

Total liabilities	59,606,658	67,266,789

STOCKHOLDERS' EQUITY:
Preferred Stock, $.001 par value, 30,000,000 shares authorized, no shares outstanding at December 31, 2002 and 2001	—	—
Common Stock, $.01 par value, 500,000,000 shares authorized, 133,159,630 and 131,637,702 shares issued at December 31, 2002 and 2001, respectively	1,331,596	1,316,377
Common Stock, Class B, $.01 par value, 75,000,000 shares authorized, no shares issued and outstanding at December 31, 2002 and 2001	—	—
Additional paid-in capital	913,261,166	909,903,822
Accumulated deficit	(623,159,216)	(389,128,916)
Notes receivable from stockholders	(8,537,951)	(8,537,951)
Deferred compensation	(10,860,209)	(19,790,348)
Other comprehensive income	—	(2,544,122)
Treasury Stock, at cost, 28,045,520 and 23,659,959 shares at December 31, 2002 and 2001, respectively	(60,791,903)	(55,246,069)

Total stockholders' equity	211,243,483	435,972,793

Total liabilities and stockholders' equity	$270,850,141	$503,239,582

The accompanying notes are an integral part of these consolidated statements.

SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000
REVENUES:
Investment banking	$11,222,995	$29,430,840	$200,239,440
Brokerage	97,577,798	128,949,247	154,928,197
Interest and investment income	3,950,665	10,206,364	12,276,022
Asset management fees	6,058,438	8,043,851	11,449,342
Loss on investments	(10,216,395)	(12,859,905)	(3,213,202)
Other income	—	—	(155,140)

Total revenues	108,593,501	163,770,397	375,524,659

EXPENSES:
Compensation and benefits	86,753,856	122,004,122	215,318,644
Amortization of intangible assets and goodwill	5,068,053	41,306,126	25,176,159
Impairment of intangible and other assets	165,845,584	260,920,149	—
Brokerage and clearance	17,124,147	21,090,947	25,537,532
Communications and technology	10,717,960	13,352,018	15,368,029
Marketing and business development	7,971,624	11,398,397	15,711,361
Occupancy	7,192,639	12,864,604	5,176,976
Depreciation and amortization	5,722,369	10,814,812	6,894,094
Professional services	6,601,227	8,252,804	9,208,958
Discontinuance of retail brokerage operations	—	—	11,605,401
Write-off of computer software and equipment	—	—	1,339,772
Loss from consolidation of office space	11,438,934	21,761,905	—
Discontinuance of European operations	6,271,000	6,198,667	—
Other	4,792,707	10,990,388	8,209,551

Total expenses	335,500,100	540,954,939	339,546,477

Income (loss) from operations	(226,906,599)	(377,184,542)	35,978,182
Gain (loss) on strategic investments	2,646,658	1,548,538	(13,727,858)

Income (loss) before income taxes, equity in net loss of affiliates and minority interest	(224,259,941)	(375,636,004)	22,250,324
Provision (benefit) for income taxes	17,858,170	(51,314,513)	24,129,194

Loss before equity in net loss of affiliates and minority interest	(242,118,111)	(324,321,491)	(1,878,870)
Equity in net loss of affiliates	—	(10,477,927)	(20,080,004)
Minority interest in net loss of subsidiary	8,087,811	2,093,732	—

Net loss	$(234,030,300)	$(332,705,686)	$(21,958,874)

NET LOSS PER SHARE:
Basic	$(2.47)	$(3.13)	$(0.26)
Diluted	$(2.47)	$(3.13)	$(0.26)
WEIGHTED AVERAGE SHARES USED IN THE COMPUTATION OF NET LOSS PER SHARE:
Basic	94,836,584	106,222,699	84,551,145
Diluted	94,836,584	106,222,699	84,551,145

The accompanying notes are an integral part of these consolidated statements.

SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Notes Receivable from Stockholders	Deferred Compensation	Treasury Stock	Total
STOCKHOLDERS' EQUITY, December 31, 1999	—	616,298	116,667	196,777,759	—	(34,464,356)	(15,333,070)	(3,311,765)	—	144,401,533
Issuance of common stock	—	70,057	—	45,797,956	—	—	—	—	437,494	46,305,507
Issuance of common stock for notes receivable	—	750	—	978,938	—	—	(979,688)	—	—	—
Repurchase of common stock	—	—	—	—	—	—	596,560	—	(12,717,262)	(12,120,702)
Notes receivable acquired in STG and E*OFFERING mergers	—	—	—	—	—	—	(2,306,269)	—	—	(2,306,269)
Repayments of notes receivable	—	—	—	—	—	—	2,746,571	—	—	2,746,571
Issuance of common stock in STG merger	—	113,647	—	290,889,835	—	—	—	—	—	291,003,482
Issuance of common stock in E*OFFERING merger	—	272,366	—	301,618,006	—	—	—	—	—	301,890,372
Issuance of restricted stock to employees	—	20,611	—	22,641,480	—	—	—	(22,662,091)	—	—
Deferred compensation on unvested replacement options	—	—	—	—	—	—	—	(2,021,276)	—	(2,021,276)
Compensation expense on restricted stock grants and unvested replacement options	—	—	—	—	—	—	—	6,062,586	—	6,062,586
Forfeitures of restricted stock grants and unvested options	—	(1,913)	—	(1,864,326)	—	—	—	2,233,595	—	367,356
Tax benefit on non-qualified option exercises	—	—	—	6,948,852	—	—	—	—	—	6,948,852
Issuance of common stock for strategic investment	—	18,786	—	30,978,048	—	—	—	—	—	30,996,834
Modifications of stock based awards	—	—	—	2,336,625	—	—	—	—	—	2,336,625
Net loss	—	—	—	—	—	(21,958,874)	—	—	—	(21,958,874)

The accompanying notes are an integral part of these consolidated statements.

SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Notes Receivable from Stockholders	Deferred Compensation	Treasury Stock	Total
STOCKHOLDERS' EQUITY, December 31, 2000	—	1,110,602	116,667	897,103,173	—	(56,423,230)	(15,275,896)	(19,698,951)	(12,279,768)	794,652,597
Issuances of common stock	—	24,806	—	3,581,669	—	—	—	—	—	3,606,475
Cancellation of common stock for notes receivable	—	(16,860)	—	(5,032,333)	—	—	5,049,193	—	—	—
Purchases of treasury stock	—	—	—	—	—	—	—	—	(12,164,340)	(12,164,340)
Purchase of treasury stock for note receivable	—	—	—	—	—	—	975,000	—	(996,827)	(21,827)
Repayments of notes receivable	—	—	—	—	—	—	713,752	—	—	713,752
Issuance of restricted stock to employees	—	82,896	—	13,930,000	—	—	—	(12,300,346)	—	1,712,550
Compensation expense on restricted stock grants and unvested replacement options	—	—	—	—	—	—	—	9,072,592	—	9,072,592
Forfeitures of restricted stock grants and unvested replacement options	—	(1,734)	—	(3,134,623)	—	—	—	3,136,357	—	—
Restructuring of E*TRADE strategic alliance agreement	—	—	—	—	—	—	—	—	(19,405,655)	(19,405,655)
Tax benefit on non-qualified option exercises	—	—	—	(822,655)	—	—	—	—	—	(822,655)
Purchase of treasury stock and conversion of Class B to common stock	—	116,667	(116,667)	—	—	—	—	—	(10,399,479)	(10,399,479)
Modifications of stock based awards	—	—	—	4,278,591	—	—	—	—	—	4,278,591
Cumulative translation adjustment	—	—	—	—	(2,544,122)	—	—	—	—	(2,544,122)
Net loss	—	—	—	—	—	(332,705,686)	—	—	—	(332,705,686)

Net other comprehensive loss										(335,249,808)

The accompanying notes are an integral part of these consolidated statements.

SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Notes Receivable from Stockholders	Deferred Compensation	Treasury Stock	Total
STOCKHOLDERS' EQUITY, December 31, 2001	$—	$1,316,377	$—	$909,903,822	$(2,544,122)	$(389,128,916)	$(8,537,951)	$(19,790,348)	$(55,246,069)	$435,972,793
Issuances of common stock	—	17,394	—	2,968,840	—	—	—	—	—	2,986,234
Purchases of treasury stock	—	—	—	—	—	—	—	—	(6,542,661)	(6,542,661)
Cancellation of treasury stock purchase	—	(6,858)	—	(989,969)	—	—	—	—	996,827	—
Issuance of restricted stock to employees	—	27,950	—	7,006,948	—	—	—	(7,034,898)	—	—
Forfeitures of restricted stock grants and unvested replacement options	—	(23,267)	—	(5,679,900)	—	—	—	5,703,167	—	—
Modifications of stock based awards	—	—	—	51,425	—	—	—	—	—	51,425
Compensation expense on restricted stock grants and unvested replacement options	—	—	—	—	—	—	—	10,261,870	—	10,261,870
Cumulative translation adjustment	—	—	—	—	2,544,122	—	—	—	—	2,544,122
Net loss	—	—	—	—	—	(234,030,300)	—	—	—	(234,030,300)

Net other comprehensive loss										(231,486,178)

STOCKHOLDERS' EQUITY, December 31, 2002	$—	$1,331,596	$—	$913,261,166	$—	$(623,159,216)	$(8,537,951)	$(10,860,209)	$(60,791,903)	$211,243,483

The accompanying notes are an integral part of these consolidated statements.

SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(234,030,300)	$(332,705,686)	$(21,958,874)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities—
Deferred tax expense (benefit)	17,858,170	(46,183,285)	19,475,707
Depreciation and amortization	10,790,422	52,120,938	32,070,253
Equity in net loss of affiliates and minority interest	(8,087,811)	10,477,927	20,080,004
Non-cash charges related to discontinuance of brokerage operations	—	—	2,630,255
Loss on strategic investment	—	—	13,727,858
Loss on investments	10,216,395	12,859,905	3,213,202
Impairment of goodwill, intangible and other assets	165,845,584	260,920,149	—
Non-cash restructuring charges	3,154,125	1,090,000	—
Write-off of computer software and equipment	74,008	—	1,339,772
Loss from consolidation of office space, net of cash payments	1,074,173	20,871,907	—
Compensation expense on stock-based awards	10,354,096	12,177,766	8,398,964
Other	—	(116,954)	—
Cumulative translation adjustment	—	(2,544,122)	—
(Increase) decrease in operating assets—
Receivable from clearing broker	8,989,794	79,492,377	(54,661,627)
Securities owned	1,269,647	2,807,097	5,647,167
Investment banking fees receivable	1,175,824	11,579,593	12,014,714
Investments	(139,832)	19,044,945	(13,398,725)
Prepaid expenses	254,974	1,814,024	(610,129)
Other assets	5,902,268	8,018,229	(14,735,649)
Increase (decrease) in operating liabilities—
Securities sold but not yet purchased	(276,992)	(73,612)	(374,552)
Accounts payable and accrued expenses	(3,542,513)	(9,350,340)	(6,568,411)
Accrued compensation	(10,852,683)	(95,644,368)	69,924,728
Other liabilities	7,844,641	6,832,041	(7,623,213)

Net cash provided by (used in) operating activities	(12,126,010)	13,488,531	68,591,444

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	—	632,632	(43,660,851)
Sale of short-term investments	—	—	146,141,459
Net cash received in acquisition of SoundView Technology Group PLC	—	525,951	—
Cash received in acquisition of E*OFFERING	—	—	222,926
Acquisition of STG, net of cash received	—	—	(6,773,571)
Investments in (sales of investments in) subsidiaries and affiliates	(71,125)	2,657,044	(18,919,083)
Computer software purchased	(230,391)	(1,075,756)	(3,879,484)
Payments (net of reimbursements) for furniture, equipment and leasehold improvements	(183,927)	(18,921,016)	(6,125,662)

Net cash provided by (used in) investing activities	(485,443)	(16,181,145)	67,005,734

The accompanying notes are an integral part of these consolidated statements.

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments and issuances of notes receivable from stockholders	—	713,752	2,746,571
Net proceeds from IPO of common stock	—	—	—
Net proceeds from issuance of preferred stock	—	—	—
Repurchases of common stock	(5,315,747)	(12,164,340)	(12,120,702)
Repurchases of Class B common stock	—	(10,399,479)	—
Proceeds from issuance of common stock	2,986,234	3,606,475	46,117,960

Net cash provided by (used in) financing activities	(2,329,513)	(18,243,592)	36,743,829

Net increase (decrease) in cash and cash equivalents	(14,940,966)	(20,936,206)	172,341,007
Cash and cash equivalents, beginning of year	163,852,686	184,788,892	12,447,885

Cash and cash equivalents, end of year	$148,911,720	$163,852,686	$184,788,892

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for—
Taxes	$—	$2,381,438	$13,329,054
Interest	—	—	—
NON-CASH TRANSACTIONS:
Treasury stock received from restructuring of Strategic Alliance Agreement	—	19,405,655	—
Issuance of common stock for notes receivable	—	—	979,688
Cancellation of note receivable	—	996,827	—
Repurchase of common stock for receivables	1,226,911	—	—
Investment in enba plc for common stock	—	—	30,996,834
Issuances of restricted stock to employees, net of forfeitures	1,331,731	10,876,540	22,662,091
Increase in equity investment in affiliate resulting from issuance of stock	—	—	—
Tax benefit from non-qualified option exercises recorded through stockholders' equity	—	822,655	7,364,059
Acquisition of E*OFFERING:
Fair value of net assets acquired, net of cash received	—	—	12,594,705
Intangible assets and goodwill	—	—	304,031,014
Issuance of common stock	—	—	301,890,372
Deferred tax assets	—	—	9,295,676
Deferred tax liabilities	—	—	17,147,407
Deferred compensation on unvested replacement options	—	—	2,021,276
Acquisition of STG:
Fair value of net assets acquired, net of cash received	—	—	44,431,499
Intangible assets and goodwill	—	—	275,857,420
Issuance of common stock	—	—	291,003,482
Deferred tax assets	—	—	16,770,000
Deferred tax liabilities	—	—	32,465,000

The accompanying notes are an integral part of these consolidated statements.

SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 and 2000

1.    Organization and Basis of Presentation

        SoundView Technology Group, Inc. (the "Company") was incorporated on March 27, 1996 and commenced operations in September 1997. On August 8, 2001, the Company changed its name from Wit SoundView Group, Inc. to SoundView Technology Group, Inc. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, SoundView Technology Corporation ("STC," formerly Wit SoundView Corporation), Wit Capital Corporation ("WCC"), SoundView Technology Group PLC ("STGE," formerly Wit SoundView Europe Group PLC), and SoundView Ventures Corp. ("SoundView Ventures," formerly Wit SoundView Ventures Corp.).

        The Company is a research driven technology focused securities firm that provides services to an institutional and issuer client base. The Company produces comprehensive sell-side research on over 160 technology companies. The Company's brokerage operations provide a variety of sales and trading services to institutional investors. Through the Company's venture capital operations, it has established and currently manages a number of venture capital funds that provide investors with the opportunity to participate in technology and internet related investments.

        STC has an agreement with Bear Stearns & Co. ("Bear Stearns" or the "clearing broker"), pursuant to which Bear Stearns clears securities transactions, carries customers' accounts on a fully disclosed basis, and performs record keeping functions for STC.

2.    Business Combinations

        On January 31, 2000, the Company completed its merger with SoundView Technology Group, Inc. ("STG"). Under the terms of the agreement, the Company acquired the outstanding shares of STG in exchange for approximately $313 million, consisting of common stock, options replacing STG's options and $22.5 million in cash. The acquisition was accounted for using the purchase method of accounting. A portion of the purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair value at the date of acquisition while the balance of $275 million was recorded as intangible assets and goodwill (Note 8).

        On October 16, 2000, the Company completed its merger with E*OFFERING Corp. ("E*OFFERING"). As consideration for the merger, the Company issued approximately 27.2 million shares of common stock and options and warrants to purchase shares of the Company's common stock with an approximate value of $302 million to the shareholders of E*OFFERING. The excess of cost over the estimated fair value of net assets acquired was allocated to certain identifiable intangible assets and goodwill (Note 8). The Company had also entered into an amended and restated Strategic Alliance Agreement with E*TRADE Group Inc. ("E*TRADE"), which contained certain exclusivity provisions in exchange for 4,025,948 shares of common stock and a warrant to purchase an additional 2 million shares of common stock to E*TRADE. This agreement was terminated and replaced by a non-exclusive Relationship Agreement on August 20, 2001 and E*TRADE returned 9.3 million shares and 3.8 million warrants to purchase shares of common stock to the Company.

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

        On March 15, 2002, the Company acquired additional shares of STGE from Cazenove & Co., a London based securities firm, for a nominal amount, increasing the Company's ownership interest in STGE to 99.9%. During the first quarter of 2002, the Company formalized a plan to fold the remaining operations of STGE into its U.S. operations, and a loss related to this decision was recorded in the first quarter.

3.    Summary of Significant Accounting Policies

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing its financial statements are reasonable. Actual results could differ from these estimates.

Reclassifications

        Certain prior year balances have been reclassified to conform with the current year's presentation.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries STC, WCC, and SoundView Ventures, as well as its majority-owned subsidiary STGE. Material intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are comprised primarily of deposits with financial institutions which are invested in non-interest bearing accounts ($6.6 million), money market instruments ($36.8 million), short-term commercial paper ($29.5 million) and short-term bond funds ($76.0 million).

Investments

        The Company holds investments in publicly traded and privately held entities that are accounted for at market or fair value, with the accompanying gains and losses reflected in the Company's results of operations. The determination of fair value requires management to make estimates based on available information including the entities' earnings, sales, operating developments and recent transactions in the entities' securities. The determination of fair value may not necessarily represent the amounts that might ultimately be realized, since such amounts depend on future circumstances and cannot be determined until the investments are actually liquidated.

Goodwill and Other Intangible Assets

        Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under the provisions of SFAS No. 142, goodwill is no longer amortized into the income statement over an estimated life, but rather is tested at least annually for impairment. Other intangible assets, which have finite lives, continue to be amortized over their estimated useful lives and are subject to impairment testing under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

Computer Software

        Costs capitalized related to the purchase of computer software are being amortized over a period of three years. Costs capitalized related to the development of software for internal use are amortized over the estimated useful lives of the software generally over periods of between one and three years.

Furniture, Equipment and Leasehold Improvements

        Furniture, equipment and leasehold improvements are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the related assets, ranging from two to three years for furniture and computer hardware. Leasehold improvements are amortized on a straight-line basis over the lesser of the life of the lease or the remaining useful lives of the improvements, which range from three to ten years.

Fair Value of Financial Instruments

        Substantially all of the Company's financial instruments are carried at fair value or amounts approximating fair value. Assets, including cash and cash equivalents, receivable from clearing broker, securities owned, and investments are carried at fair value or contracted amounts, which approximate fair value. Similarly, liabilities including securities sold, not yet purchased and certain payables are carried at fair value or contracted amounts, which approximate fair value due to their relatively short-term nature.

Investments in Affiliates

        Investments in affiliates are accounted for under the equity method.

Revenue Recognition

        Proprietary securities transactions and related expenses are recorded on a trade-date basis. Any related net gain or loss is included in brokerage revenue in the accompanying consolidated statement of operations.

        Investment banking revenue is generated as a result of the Company managing, co-managing and participating in various underwritings and from advisory or other services provided to clients. Fees from investment banking activities are recognized when the offering or services are complete and the income is reasonably determinable.

        Securities owned and securities sold but not yet purchased consist of trading securities in corporate stocks, and are stated at quoted market values, with resulting unrealized gains or losses included in loss on investments in the statement of operations.

        Asset management fees are computed as a percentage of capital commitments of the funds under management and are recognized as earned.

Loss Lease

        The Company records a loss reserve for the impairment of its obligations under certain of its operating leases for unoccupied office space when estimated expected future cash flows are not sufficient to cover the lease obligation for the remainder of the lease term because its lease commitment exceeds the expected sublease payments from the leased property or because of the time frame the Company estimates for sublease.

Stock Based Compensation

        As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has accounted for options granted to employees using the intrinsic value method prescribed by Accounting Practice Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has granted options with exercise prices that are equal to or greater than the market price of such common stock at the date of grant, and accordingly, the Company has recorded no related compensation expense. For restricted stock issued with future service requirements, compensation expense is recognized over the relevant vesting period.

        The fair value of each option granted was estimated on the date of the grant using the Black-Scholes method prescribed by SFAS No. 123, assuming a dividend yield of 0%, an expected life of five years and a risk free interest rate and volatility of 2.89% and 96% for 2002, 4.25% and 85% for 2001 and 6.37% and 82% for 2000. The weighted average fair value of options granted in 2002, 2001 and 2000 was $1.76, $2.94 and $6.25, respectively. If the Company had recorded compensation expense for its stock options granted for the years ended December 31, 2002, 2001 and 2000, in accordance with SFAS No. 123, the Company's pro forma net loss and pro forma net loss per share would be as follows:

	Year Ended December 31
	2002	2001	2000
Net loss, as reported	$(234,030,302)	$(332,705,686)	$(21,958,874)
Add stock-based employee compensation included in reported net loss, net of related tax effects	6,781,933	7,976,437	4,871,399
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10,379,834)	(15,707,888)	(13,541,664)

Pro forma net loss	$(237,628,203)	$(340,437,137)	$(30,629,139)

Net loss per common share:
Basic—as reported	$(2.47)	$(3.13)	$(0.26)

Basic—pro forma	$(2.51)	$(3.20)	$(0.36)

Diluted—as reported	$(2.47)	$(3.13)	$(0.26)

Diluted—pro forma	$(2.51)	$(3.20)	$(0.36)

Reportable Operating Segment

        The Company considers its present operations to be one reportable segment for purposes of presenting financial information and for evaluating its performance. The financial statement information presented in the accompanying consolidated financial statements is consistent with the preparation of financial information for the purpose of internal use.

Income Taxes

        The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that realization of such benefits is more likely than not.

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

New Accounting Pronouncements

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not believe that the implementation of SFAS 146 will have a material impact on its consolidated financial statements.

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). Guarantees meeting the characteristics described in FIN 45 are required to be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees even when the likelihood of the guarantor's having to make payments under the guarantee is remote. FIN 45's disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. FIN 45's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The Company does not believe that the implementation of FIN 45 will have a material impact on its consolidated financial statements.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. As of December 31, 2002, the Company has not yet determined what effect, if any, FIN 46 will have on its consolidated financial statements.

4.    Securities Owned

        Details of securities owned at December 31, 2002 and 2001 are as follows:

	December 31,
	2002	2001
Equity securities	$276,045	$1,298,536
Certificates of deposit	4,077,765	4,432,632

	$4,353,810	$5,731,168

        As of December 31, 2002 and 2001, certificates of deposit are pledged as collateral for certain of the Company's lease commitments.

5.    Discontinuance of Retail Brokerage Operations

        On September 29, 2000, in connection with the Company's merger with E*OFFERING, the Company transferred its online retail brokerage accounts to E*TRADE Securities, Inc. The Company recorded a corresponding expense of $11.6 million related to the discontinuance of its online retail brokerage operations. This charge includes a payment to WCC's clearing agent to terminate its contract, an accrual for severance payments to be made to certain employees whose services were no longer required, and a write-off of all brokerage related assets that the Company would not employ in its business in the future.

6.    Loss from Consolidation of Office Space

        The Company recorded a loss from consolidation of office space of approximately $11.4 million and $21.8 million for the years ended December 31, 2002 and 2001, respectively. These charges include an adjustment to the estimated reserve for the Company's lease commitment for an unused portion of its office space in San Francisco, California, that is being held for sublease at a lower rate than the lease rate. In 2001, the charge additionally included charges of $9.4 million for the write off of leasehold improvements, furniture and equipment related to the Company's relocation from New York and Stamford to its location in Old Greenwich, Connecticut. As of December 31, 2002 and 2001, the Company's reserves for unoccupied office space totaled $19.1 million and $11.5 million, respectively.

7.    Discontinuance of European Operations

        The discontinuance of the Company's European operations resulted in a $6.3 million charge for severance and other costs associated with closing STGE's operations, including a $2.8 million loss on foreign exchange translation which had been reported as a separate component of stockholders' equity and an $8.1 million reduction of minority interest in STGE.

8.    Goodwill and Other Intangible Assets

        The Company adopted SFAS No. 142 as of January 1, 2002. SFAS No. 142 requires that the Company's goodwill be evaluated for impairment upon adoption and, ongoing, at least annually which the Company has determined will be its fiscal fourth quarter in the absence of circumstances suggesting an evaluation in an earlier quarter. In connection with the initial adoption of SFAS No. 142, as of January 1, 2002, the Company determined that no adjustment was necessary to the carrying value of its goodwill. Subsequent to the adoption of SFAS No. 142, the continued economic slowdown and weakened business environment as well as other factors negatively impacted the Company's business. During the fourth quarter of 2002, the Company performed its annual evaluation of its enterprise value to make a determination as to whether the recorded amounts of goodwill were potentially impaired. In estimating the fair value of the enterprise, the Company used valuation techniques based on market capitalization and market multiples for comparable businesses. Based on this evaluation, the Company determined that the carrying value of its goodwill was impaired and recorded an impairment charge of $163.3 million in 2002.

        Additionally, the Company adopted SFAS No. 144 on January 1, 2002. Under the provisions of SFAS No. 144, an impairment loss is recognized when the estimate of undiscounted future cash flows generated by an asset is less than its carrying amount. Measurement of the impairment loss is based on the present value of the expected future cash flows. The Company wrote-off the carrying value of its investment advisory intangible asset during 2002 as the fund from which it earned incentive royalties under an agreement with the manager ceased operations during the year. In addition, the Company determined that the carrying value of its intangible asset related to employee non-compete agreements was impaired. Accordingly, in 2002, the Company recorded an impairment charge of $2.5 million related to these assets.

        The change in the carrying amount of goodwill and other intangible assets for the year ended December 31, 2002 is as follows:

Goodwill:
Balance at December 31, 2001	$180,701,610
SFAS No. 142 impairment	(163,315,034)

Balance at December 31, 2002	$17,386,576

Institutional Client Relationships:
Balance at December 31, 2001	$57,389,591
2002 Amortization expense	(4,075,000)
SFAS No. 144 impairment	—

Balance at December 31, 2002	$53,314,591

Other intangible assets:
Trade name:
Balance at December 31, 2001	$2,170,002
SFAS No. 142 impairment	—

Balance at December 31, 2002	2,170,002

Investment Advisory Contract:
Balance at December 31, 2001	1,336,103
2002 Amortization expense	(205,553)
Impairment charge	(1,130,550)

Balance at December 31, 2002	—

Non-Compete Agreements:
Balance at December 31, 2001	2,187,500
2002 Amortization expense	(787,500)
SFAS No. 144 impairment	(1,400,000)

Balance at December 31, 2002	—

Total other intangible assets	$2,170,002

8.    Goodwill and Other Intangible Assets (Continued)

        In accordance with the provisions of SFAS No. 142, the Company's goodwill and trade name intangible asset are no longer being amortized. The institutional client relationship intangible asset is currently being amortized over its remaining useful life of 13 years. The estimated annual amortization expense related to the institutional client relationship intangible asset is approximately $4.1 million.

        The following table represents the impact of SFAS No. 142 on net loss and net loss per share had the standard been in effect for the years ended December 31, 2001 and 2000:

	Year Ended December 31
	2001	2000
Reported net loss	$(332,705,686)	$(21,958,874)
Adjustments:
Amortization of goodwill & other intangible assets	41,306,126	25,176,159

Adjusted net (loss) income	$(291,399,560)	$3,217,285

Reported net loss per share—basic	$(3.13)	$(0.26)
Adjusted net (loss) income per share—basic	$(2.74)	$0.04
Reported net loss per share—diluted	$(3.13)	$(0.26)
Adjusted net (loss) income per share—diluted	$(2.74)	$0.03

9.    Income Taxes

        The Company files consolidated federal and combined state and local income tax returns with certain of its wholly-owned subsidiaries. The components of the Company's income tax benefit are as follows:

	2002	2001	2000
Current:
Federal	$—	$—	$558,026
State and local	—	(5,131,228)	4,095,461

	—	(5,131,228)	4,653,487

Deferred:
Federal	17,415,000	(43,607,385)	17,194,019
State and local	443,170	(2,575,900)	2,281,688

	17,858,170	(46,183,285)	19,475,707

Total income tax provision (benefit)	$17,858,170	$(51,314,513)	$24,129,194

        The effective income tax rate differs from the amount computed by applying the federal statutory income tax rate because of the effect of state and local taxes and certain nondeductible expenses, including amortization of intangible assets and goodwill and the establishment in 2002 of a valuation allowance against the net deferred tax asset balance. A reconciliation of the significant differences between the federal statutory income tax rate and the effective income tax rate is as follows:

	2002	2001	2000
Federal statutory income tax rate	34%	34%	35%
State and local income taxes, net of federal benefit	1	—	11
Non-deductible amortization of intangible assets and goodwill	(26)	(27)	20
Effect of valuation allowance on deferred tax assets	(17)	—	—
Other	—	7	1

Effective income tax rate	(8)%	14%	67%

        At December 31, 2002 and 2001, the Company's deferred tax assets and liabilities consisted of the following:

	December 31
	2002	2001
Deferred tax assets:
Non-qualified stock options	$6,937,004	$6,627,137
Net operating loss carryforwards	36,640,494	29,300,000
Other	14,817,900	9,834,604

Total deferred tax assets	58,395,398	45,761,741

Deferred tax liabilities:
Intangibles	19,142,182	26,568,637

Total deferred tax liabilities	19,142,182	26,568,637

	39,253,216	19,193,104
Valuation allowance	(39,253,216)	—

Net deferred tax assets	$—	$19,193,104

For the year ended December 31, 2002, the Company recorded a charge of approximately $39.3 million to establish a valuation allowance against the balance of its net deferred tax assets, which consist primarily of net operating loss carryforwards. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109 "Accounting for Income Taxes" which places primary importance on the Company's historical results of operations. Although the Company's results in prior years were significantly affected by restructuring and other charges, the Company's historical losses combined with the losses incurred in the current fiscal year represented negative evidence sufficient to require a full valuation allowance under the provisions of SFAS 109. If the Company is able to realize part or all the deferred tax assets in future periods, it will reduce its provision for income taxes with a release of the valuation allowance in an amount which is more likely than not expected to be realized. The majority of the Company's net operating loss carryforwards expire in 2018 through 2022.

10.    Stockholders' Equity

Common Stock

        As of December 31, 2002 and 2001, the Company has $8,537,951 in partial recourse, interest bearing loans outstanding which were extended to two of its executive officers in connection with purchases of common stock. Both officers subsequently left the Company. Interest on the loans is recourse and nonrefundable. The shares vested incrementally over specified periods following their respective issuances and none were repurchasable by the Company after March 31, 2001. The loans are collateralized by the Company's stock and will be reflected as notes receivable in stockholders' equity until repaid.

11.    Net Loss Per Share

        The following table sets forth the calculation of shares used in the computation of basic and diluted net loss per share:

	Years Ended December 31,
	2002	2001	2000
Shares used in computations:
Weighted average common shares used in computation of basic net loss per share	94,836,584	106,222,699	84,551,145
Dilutive effect of common stock equivalents	—	—	—

Weighted average common shares used in computation of diluted net loss per share	94,836,584	106,222,699	84,551,145

        Because the Company reported a net loss for the years ended December 31, 2002, 2001 and 2000, the calculations of diluted earnings per share in those periods do not include options, warrants and common stock collateralizing the notes receivable from stockholders, as they are anti-dilutive and would result in a reduction of net loss per share. If the Company had reported net income, there would have been an additional 2,918,896, 6,394,300 and 19,460,197 shares for the years ended December 31, 2002, 2001 and 2000, respectively, included in the calculation of diluted earnings per share.

12.    Employee Benefit Plans and Other Compensation

Stock Incentive Plan

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

        The following table summarized the status of the Company's stock options as of December 31, 2002, 2001 and 2000 and the changes during these periods:

	December 31,
	2002		2002		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	16,097,699	$2.95	21,396,222	$5.36	11,368,027	$5.66
Granted	7,335,754	2.38	25,940,605	4.67	16,259,159	4.80
Exercised	1,739,398	1.72	2,410,010	1.46	2,916,608	1.64
Forfeited	5,991,111	3.83	28,829,118	6.41	3,314,356	7.33

Outstanding, end of year	15,702,944	2.47	16,097,699	2.95	21,396,222	5.36

Options exercisable, end of year	9,253,226	2.30	9,406,026	2.69	7,709,297	3.37

        On August 29, 2001, in connection with a Tender Offer Statement, the Company issued approximately 5.1 million shares of restricted stock to employees in exchange for the cancellation of approximately 19 million options with exercise prices greater than $5.00 (the "Option Exchange"). The restricted stock vests over three years and the Company is recording the corresponding compensation expense ratably over the vesting period. Considering the effect of this exchange offer and other stock option activity during the year, as of December 31, 2002 the Company had the following options outstanding:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
$0.38 — $ 1.50	2,802,352	$1.16	7.51	1,922,066	$1.20	6.65
$1.51 — $ 3.00	11,173,443	2.29	8.27	6,447,090	2.13	7.78
$3.01 — $ 5.50	1,553,899	5.28	8.06	779,496	5.28	8.06
$5.51 — $19.50	173,250	10.66	7.44	104,574	10.97	7.41

Balance, December 31, 2002	15,702,944	$2.47	8.11	9,253,226	$2.30	7.56

The weighted average contractual lives for outstanding and exercisable options were 7.6 and 7.2 years as of December 31, 2001 and 8.9 and 8.6 years as of December 31, 2000, respectively.

        In addition to restricted stock granted in connection with the Option Exchange, the Company granted a total of 2,795,000, 785,000 and 2,061,073 shares of restricted stock to employees during 2002, 2001 and 2000, respectively, at no cost to the employees. The weighted average fair value of these grants as calculated on the date of grant was $2.46, $2.27 and $11.00, respectively. The restricted stock vests over periods ranging from zero to four years from the initial date of grant and is subject to continued employment and other restrictions. For the years ended December 31, 2002, 2001 and 2000, the Company recorded compensation expense of $10.3 million, $10.5 million and $5.9 million, respectively, related to these grants.

13.    Warrants Outstanding

        As of December 31, 2002 and 2001, the Company had 5,744,255 outstanding warrants with a range of exercise prices between $1.43 and $5.57. These warrants are exercisable for 106,960 shares of common stock and 5,637,295 shares of Class B Common Stock. The majority of these warrants expire in 2004.

        The following table summarizes the status of the Company's warrants as of December 31, 2002, 2001 and 2000 and the changes during these periods:

	December 31,
	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	5,744,255	$5.49	10,153,045	$5.56	5,984,705	$5.45
Granted	—	—	—	—	4,356,640	5.69
Exercised	—	—	—	—	188,300	1.43
Forfeited	—	—	4,408,790	5.65	—	—

Outstanding, end of year	5,744,255	5.49	5,744,255	5.49	10,153,045	5.56

Warrants exercisable, end of year	5,744,255	5.49	5,744,255	5.49	8,153,045	3.54

14.    Commitments and Contingencies

      The Company has operating leases covering office space in Old Greenwich and Stamford, Connecticut, San Francisco, California, Boston, Massachusetts and London. The leases include scheduled rent increases and have various expirations ranging from 2003 to 2011. Rent expense for the years ended December 31, 2002, 2001 and 2000 was $5,132,226, $8,204,867 and $2,792,651, respectively.

        The Company is obligated under four leases for office space that it does not occupy. Included in the table below are commitments for one of those leases in San Francisco, California totaling $7.4 million, however sublease payments for the life of the lease totaling $7.8 million are not included as an offset to the future minimum payments. Also included in the table below are future commitments of $24.3 million related to another lease in San Francisco, California and a lease in Stamford, Connecticut for unoccupied office space. Additionally, due to the discontinuance of the Company's European operations in the first quarter of 2002, the Company is no longer occupying its office space in London. Two floors of the space included in that lease have been assigned to another tenant under the same terms as the original lease. However, the Company has guaranteed that assignment, and therefore remains liable for the lease payments in the event the assignee does not pay. The total lease commitment of $4.0 million covered under the assignment is not included in the table below. The third floor included in the London lease, for a total commitment of $2.3 million through 2010, is included in the table below; however, sublease payments for that space totaling $532,000 through 2006 are not included as an offset to the future minimum payments. As of December 31, 2002, the Company has recorded $19.1 million in reserves for the decline in market value of the leases mentioned above.

        Future lease commitments are as follows:

Minimum Lease Obligation
Year ending December 31:
2003	$8,781,338
2004	9,040,728
2005	9,319,178
2006	8,111,670
2007	6,587,055
Thereafter	19,352,559

        The Company has committed $10 million as a limited partner in Dawntreader Fund II LP, which is managed by the Company's Venture Capital Group. As of December 31, 2002, there is approximately $3.9 million of the Company's commitment remaining to be drawn down by the fund. The fund's term ends on December 31, 2010, but may be extended for up to two additional one-year periods.

        The Company is committed under contracts with certain key employees to pay guaranteed bonuses of approximately $5.3 million for the year ended December 31, 2003.

        The Company is currently subject to claims and legal proceedings arising in the normal course of its business. In the opinion of management, the resolution of such claims and legal proceedings should not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

15.    Net Capital Requirements

        As a registered broker-dealer, STC is subject to the SEC's Uniform Net Capital Rule 15c3-1 (the "Rule"). STC has elected to use the alternative method permitted by the Rule. Under the alternative method, STC is required to maintain minimum net capital, as defined, equal to the greater of $250,000 or an amount determinable based on the market prices and number of securities in which STC acts as a market maker. Net capital and aggregate minimum requirements change from day to day. As of December 31, 2002 and December 31, 2001, STC had net capital of $99.3 million and $105.2 million, respectively, which was $98.4 million and $104.6 million in excess of the minimum net capital requirements, respectively. The capital rules of the SEC and NASD also provide that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than the minimum requirements. Capital withdrawals are also subject to certain notification and other provisions of the SEC. Under the clearing arrangement with the clearing broker, the Company is required to maintain certain minimum levels of net capital (equal to the greater of $150,000 or minimum net capital under the Rule) and comply with other financial ratio requirements. As of December 31, 2002, the Company was in compliance with all such requirements. Proprietary accounts held at the clearing broker ("PAIB Assets") are considered allowable assets in the computation of net capital pursuant to a clearing agreement between STC and the clearing broker which requires, among other things, for the clearing broker to perform a computation of PAIB Assets similar to the customer reserve computation under SEC Rule 15c3-3.

        WCC's net capital, as defined, was required to be the greater of $100,000 or the minimum net capital required based on aggregate indebtedness until December 20, 2001. On December 20, 2001, WCC filed a form BDW (Broker Dealer Withdrawal) with the NASD which terminated WCC's broker-dealer registration.

16.    Other Comprehensive Income

        Upon the acquisition of a controlling interest in STGE in the first quarter of 2001, the Company implemented the provisions of SFAS No. 130, "Reporting Comprehensive Income," which requires the Company to report the changes in stockholders' equity from all sources during the period other than those resulting from investments by shareholders. Revenues and expenses from the Company's subsidiary, STGE, were translated into U.S. dollars at average monthly exchange rates prevailing during each quarter and the resulting translation adjustment was reported as a separate component of stockholders' equity. Upon the closing of the operations of STGE in March 2002, the Company included the cumulative translation adjustment in its results of operations for the three months ended March 31, 2002 in the loss on discontinuance of European operations. Accordingly, the Company is no longer required to report these changes as a separate component of stockholders' equity. Net comprehensive loss for the years ended December 31, 2002 and 2001 is as follows:

	2002	2001
Net loss	$(234,030,300)	$(332,705,686)
Cumulative translation adjustment	2,544,122	(2,544,122)

Net comprehensive loss	$(231,486,178)	$(335,249,808)

17.    Off-Balance Sheet Risk and Concentration of Credit Risk

        Certain market and credit risks are inherent in the Company's business, primarily in facilitating customers' trading transactions in financial instruments.

Financial Instruments with Off-Balance Sheet Risk

        In the normal course of business, the Company's customer activities include execution, settlement, and financing of various customer security transactions with the clearing broker. These activities may expose the Company and the clearing broker (collectively referred to herein as "SoundView") to off-balance sheet risk in the event the customer is unable to fulfill its contractual obligation and SoundView has to purchase or sell the financial instrument underlying the contract at a loss. The Company has agreed to indemnify the clearing broker for losses that it may sustain from the customer accounts introduced by the Company. As of December 31, 2002, there were no amounts to be indemnified to the clearing broker for these customer accounts.

        The Company's customer securities activities are transacted on either a cash or margin basis. In a margin transaction, the Company's clearing broker extends credit to the customer, subject to various regulatory and internal margin requirements, collateralized by cash and/or securities in the customer's account. In connection with these activities, SoundView executes and clears customer transactions involving securities sold but not yet purchased, substantially all of which are transacted on a margin basis subject to individual exchange regulations. Such transactions may expose the Company to significant off-balance sheet risk in the event margin requirements are not sufficient to fully cover losses that customers may incur. In the event the customer fails to satisfy its obligations, the Company may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customer's obligation. SoundView seeks to control the risks associated with its customer activities by monitoring required margin levels daily and requiring customers to deposit additional collateral or reduce positions when necessary.

        In accordance with industry practice, customer securities transactions are generally settled three business days after the trade date. SoundView is therefore exposed to risk of loss on these transactions in the event of the customer's or broker's inability to meet the terms of its contracts in which case SoundView may have to purchase or sell financial instruments at prevailing market prices. As of December 31, 2002, the settlement of these transactions did not have a material effect on the Company's consolidated statement of financial condition or results of operations.

        In addition, the Company has securities sold but not yet purchased that represent obligations of the Company to deliver securities at a future date. These transactions result in off-balance sheet risk in an amount by which future market values may exceed the amount reflected in the consolidated statement of financial condition. The Company may, at its discretion, purchase the securities at prevailing market prices at any time.

Concentration of Credit Risk

        The Company is engaged in various securities trading and brokerage activities servicing customers primarily located in the United States. The Company's exposure to credit risk associated with the nonperformance of these counterparties in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile trading markets, which may impair the counterparties' ability to satisfy their obligations to the Company.

        The Company monitors credit risk on both an individual and group counterparty basis.

18.    Guarantees

        In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45") which provides accounting and disclosure requirements for certain guarantees. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

        As described in Note 17, the Company has agreed to indemnify the clearing broker for losses that it may sustain from the customer accounts introduced by the Company. At December 31, 2002, the total amount of customer balances maintained by its clearing broker subject to such indemnification was less than $200,000. In accordance with applicable margin lending practices, customer balances are typically collateralized by customer securities or supported by other types of recourse provisions.

        As described in Note 14, the Company has guaranteed two lease assignments for office space in London. The lease commitment covered under the assignment totals approximately $4.0 million and extends through 2010.

        The Company has committed under contracts with certain key employees to pay guaranteed bonuses of approximately $5.3 million for the year ended December 31, 2003.

19.    Quarterly Financial Information (Unaudited)

	2002
	First	Second	Third	Fourth
	(In thousands, except per share data)
Total revenues	$29,015	$32,038	$23,692	$23,849
Total expenses	62,034	37,413	35,144	200,909

Loss from operations	(33,019)	(5,375)	(11,452)	(177,060)
Gain on strategic investments	—	1,186	1,186	275

Loss before taxes and minority interest	(33,019)	(4,189)	(10,266)	(176,785)
Income tax (benefit) expense	(5,705)	25,899	—	(2,335)

Loss before minority interest	(27,314)	(30,088)	(10,266)	(174,450)
Minority interest in net loss of subsidiary	8,088	—	—	—

Net loss	$(19,226)	$(30,088)	$(10,266)	$(174,450)

Net loss per share:
Basic	$(0.20)	$(0.32)	$(0.11)	$(1.84)
Diluted	$(0.20)	$(0.32)	$(0.11)	$(1.84)
	2001
	First	Second	Third	Fourth
	(In thousands, except per share data)
Total revenues	$55,787	$38,780	$37,570	$31,633
Total expenses	76,720	331,128	83,928	49,179

Loss from operations	(20,933)	(292,348)	(46,358)	(17,546)
Gain on strategic investments	—	—	—	1,549

Loss before income taxes and equity in net income (loss) of affiliates and minority interest	(20,933)	(292,348)	(46,358)	(15,997)
Income tax benefit	(3,644)	(27,316)	(14,766)	(5,589)

Loss before equity in net income (loss) of affiliates and minority interest	(17,289)	(265,032)	(31,592)	(10,408)
Equity in net income (loss) of affiliates and minority interest	(5,320)	(2,781)	(660)	378

Net loss	$(22,609)	$(267,813)	$(32,252)	$(10,030)

Net loss per share:
Basic	$(0.20)	$(2.42)	$(0.30)	$(.10)
Diluted	$(0.20)	$(2.42)	$(0.30)	$(.10)

SOUNDVIEW TECHNOLOGY GROUP, INC.
(Parent Company Only)

STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2002 AND 2001

	2002	2001
ASSETS
CASH AND CASH EQUIVALENTS	$5,179,730	$3,183,495
SECURITIES OWNED, at market or fair value	4,080,185	4,437,982
INVESTMENTS	8,000,299	21,973,896
INVESTMENTS IN SUBSIDIARIES	217,690,987	421,132,654
INVESTMENTS IN AFFILIATES	6,607,801	(11,357,667)
RECEIVABLE FROM SUBSIDIARIES	695,358	10,186,693
FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net of accumulated depreciation and amortization of $4,773,140 and $1,060,008 at December 31, 2002 and 2001, respectively	12,605,140	17,071,045
COMPUTER SOFTWARE, net of accumulated amortization of $741,889 and $532,561 at December 31, 2002 and 2001, respectively	307,086	514,116
PREPAID EXPENSES	94,334	235,051
DEFERRED TAX AND OTHER ASSETS, NET	3,092,331	26,446,612

Total assets	$258,353,251	$493,823,877

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$1,617,463	$2,712,234
Payable to subsidiaries	18,888,394	41,226,212
Accrued compensation	413,593	1,602,572
Reserve for lease loss	19,080,636	11,520,002
Other liabilities	7,109,682	(1,754,058)

Total liabilities	47,109,768	55,306,962

STOCKHOLDERS' EQUITY:
Preferred Stock, $.001 par value, 30,000,000 shares authorized; no shares issued or outstanding at December 31, 2002 and 2001	—	—
Common Stock, $.01 par value, 500,000,000 shares authorized; 133,159,630 and 131,637,702 shares issued at December 31, 2002 and December 31, 2001, respectively	1,331,596	1,316,377
Common Stock, Class B, $.01 par value, 75,000,000 shares authorized; no shares issued or outstanding at December 31, 2002 and 2001	—	—
Additional paid-in capital	913,261,166	909,903,822
Accumulated deficit	(623,159,216)	(389,128,916)
Notes receivable from stockholders	(8,537,951)	(8,537,951)
Deferred compensation	(10,860,209)	(19,790,348)
Treasury stock, at cost, 28,045,520 and 23,659,959 shares at December 31, 2002 and 2001, respectively	(60,791,903)	(55,246,069)

Total stockholders' equity	211,243,483	438,516,915

Total liabilities and stockholders' equity	$258,353,251	$493,823,877

The accompanying notes are an integral part of this schedule.

SOUNDVIEW TECHNOLOGY GROUP, INC.
(Parent Company Only)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000
REVENUES:
Interest and investment income	$803,750	$1,465,941	$2,099,834
Loss on investments	(9,402,367)	(9,072,139)	(343,269)
Asset management fees	—	—	—
Other	4,106,026	—	(155,140)

Total revenues	(4,492,591)	(7,606,198)	1,601,425

EXPENSES:
Compensation and benefits	564,417	22,094,847	32,515,446
Depreciation and amortization, net of amount allocated	567,700	3,686,627	3,767,130
Professional services	352,777	1,742,806	3,993,487
Communications and technology	44,557	2,296,827	7,453,918
Occupancy	412,337	1,133,525	2,164,700
Marketing and business development	22,075	851,756	4,095,611
Brokerage and clearance	—	5,717	39,906
Impairment of investment in Wit Capital Japan	—	11,191,073	—
Loss on consolidation of office space	10,686,934	18,768,151	—
Discontinuance of retail brokerage operations	—	—	9,821,019
Write-off of computer software and equipment	—	—	87,644
Other	1,006,146	2,748,093	5,917,050

Total expenses	13,656,943	64,519,422	69,855,911

Loss from operations	(18,149,534)	(72,125,620)	(68,254,486)
Gain (loss) on strategic investments	2,646,658	1,548,538	(13,727,858)

Loss before income tax benefit and equity in net income (loss) of subsidiaries and affiliates	(15,502,876)	(70,577,082)	(81,982,344)
Income tax expense (benefit)	16,933,691	(42,542,472)	(25,981,063)

Loss before equity in net income (loss) of subsidiaries and affiliates	(32,436,567)	(28,034,610)	(56,001,281)
Equity in net income (loss) of subsidiaries and affiliates	(201,593,733)	(304,671,076)	34,042,407

Net loss	$(234,030,300)	$(332,705,686)	$(21,958,874)

The accompanying notes are an integral part of this schedule.

SOUNDVIEW TECHNOLOGY GROUP, INC.
(Parent Company Only)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(234,030,300)	$(332,705,686)	$(21,958,874)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities—
Deferred tax expense (benefit)	16,933,691	(42,542,472)	5,829,806
Equity in net (income) loss of subsidiaries	201,593,733	294,193,149	(54,122,411)
Equity in net loss of affiliates	—	10,477,927	20,080,004
Write-off of computer software and equipment	74,010	240,090	87,644
Impairment of investment in Wit Capital Japan	—	11,191,073	—
Loss on strategic investments	9,402,367	(357,044)	13,727,858
Non-cash charges related to stock based compensation	—	8,032,371	8,277,244
Depreciation and amortization	567,700	3,686,627	3,767,130
Discontinuance of retail brokerage operations	—	—	901,019
Non-cash loss from consolidation of office space	1,074,173	17,878,154	—
Minority interest	—	—	—
(Increase) decrease in operating assets—
Securities owned	368,284	1,810,782	—
Investment banking fees receivable	1,734,239	—	—
Investments	(2,047,058)	17,658,077	(22,039,059)
Receivable from subsidiaries	—	26,311,907	(39,529,734)
Prepaid expenses	140,717	634,156	61,175
Other assets	5,889,110	1,411,148	(480,316)
Increase (decrease) in operating liabilities—
Securities sold but not yet purchased	(1,775,547)	—	—
Accounts payable and accrued expenses	(1,094,771)	(2,758,357)	2,697,694
Payable to subsidiaries	—	20,221,962	3,939,221
Accrued compensation	(1,188,979)	(1,652,685)	(709,453)
Other liabilities	7,307,294	(74,754)	725,150

Net cash provided by (used in) operating activities	4,948,663	33,656,425	(78,745,902)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in (sales of investments in) subsidiaries and affiliates	(71,125)	2,657,044	(18,919,083)
Acquisition of SoundView Technology Group PLC	—	(8,159,049)	—
Acquisition of STG	—	—	(22,473,143)
Purchases of short-term investments	—	—	(16,283,934)
Sales of short-term investments	—	—	82,332,759
Purchases of computer software	(230,389)	(360,118)	(1,514,086)
Payments (net of reimbursements) for furniture, equipment and leasehold improvements	(321,397)	(18,743,263)	(5,038,812)

Net cash provided by (used in) investing activities	(622,911)	(24,605,386)	18,103,701
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments and issuances of notes receivable from stockholders	—	713,752	440,302
Capital distributions from subsidiaries	—	—	32,000,000
Repurchases of Class B common stock	—	(10,399,479)	—
Repurchases of common stock	(5,315,747)	(12,164,340)	(12,120,702)
Net proceeds from issuance of common stock	2,986,230	3,606,475	46,117,960

Net cash provided by (used in) financing activities	(2,329,517)	(18,243,592)	66,437,560

Net increase (decrease) in cash and cash equivalents	1,996,235	(9,192,553)	5,795,359
Cash and cash equivalents, beginning of year	3,183,495	12,376,048	6,580,689

Cash and cash equivalents, end of year	5,179,730	$3,183,495	$12,376,048

	2002	2001	2000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for—
Taxes	—	$2,381,438	$696,500
NON-CASH TRANSACTIONS:
Treasury stock received from restructuring of Strategic Alliance Agreement	—	19,405,655	—
Issuance of common stock to stockholders for notes receivable	—	—	979,688
Repurchase of common stock for note receivable	1,226,911	996,827	—
Investment in enba plc for common stock	—	—	30,996,834
Issuances of restricted stock to employees, net of forfeitures	1,331,731	10,876,540	22,662,091
Tax benefit from non-qualified option exercises recorded through stockholders' equity	—	822,655	7,364,059
Acquisition of STG:
Fair value of net assets acquired, net of cash received	—	—	44,431,499
Intangible assets and goodwill	—	—	275,857,420
Issuance of common stock	—	—	291,003,482
Deferred tax asset	—	—	16,770,000
Deferred tax liabilities	—	—	32,465,000
Acquisition of E*OFFERING:
Fair value of net assets acquired, net of cash received	—	—	12,594,705
Intangible assets and goodwill	—	—	304,031,014
Issuance of common stock	—	—	301,890,372
Deferred tax asset	—	—	9,295,676
Deferred tax liabilities	—	—	17,147,407
Deferred compensation on unvested replacement options	—	—	2,021,276

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

        Investments in subsidiaries are accounted for under the equity method.

2.    Reclassifications

        Certain prior year balances have been reclassified to conform with the current year's presentation.

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of Wit SoundView Group, Inc. (Incorporated by reference to Exhibit 3.1 to the quarterly report of Wit SoundView Group, Inc. on Form 10-Q for the period ended June 30, 1999).
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Wit SoundView Group, Inc. (Incorporated by reference to Exhibit 3.1 to the Registration Statement of Form S-4 (No. 333-42062) of Wit SoundView Group, Inc.).
3.3	By-Laws of Wit SoundView Group, Inc. (Incorporated by reference to Exhibit 3.2 to the Registration Statement of Form S-4 (No. 333-42062) of Wit SoundView Group, Inc.).
3.4	Certificate of Ownership and Merger of SoundView Technology Group, Inc. (Incorporated by reference to Exhibit 3.1 to the quarterly report on Form 10-Q for the period ended September 30, 2001).
10.1	Employment Agreement between SoundView Technology Group, Inc. and Robert Meier dated February 5, 2003.
10.2	Employment Agreement between SoundView Technology Group, Inc. and John Hervey dated July 10, 2002 (Incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q of SoundView Technology Group, Inc. for the period ended June 30, 2002).
10.3	Employment Agreement between SoundView Technology Group, Inc. and Robert H. Lessin dated June 3, 2002 (Incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q of SoundView Technology Group, Inc. for the period ended June 30, 2002).
10.4	Employment Agreement between SoundView Technology Group, Inc. and Gerard P. Maus dated October 11, 2002 (Incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of SoundView Technology Group, Inc. for the period ended June 30, 2002).
10.5	Employment Agreement between SoundView Technology Group, Inc. and Margot T. Lebenberg dated January 3, 2003.
10.6	Standstill Agreement, dated December 4, 2001, between the Company and General Atlantic Partners LLC, General Atlantic Partners 61, L.P. and GAP Coinvestment Partners, L.P. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 5,2001.)
21.1	List of subsidiaries of SoundView Technology Group, Inc.
23.1	Consent of Ernst & Young LLP with regard to the financial statements of SoundView Technology Group, Inc.
24.1	Powers of Attorney (included on signature page).
99.1	Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

SOUNDVIEW TECHNOLOGY GROUP, INC. 2002 ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS
PART I
  Item 1. Business.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
  Item 6. Selected Financial Data.
SoundView Technology Group, Inc. Statement of Operations Data (dollars in thousands, except per share data)
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
PART III
Item 10. Directors and Executive Officers of the Registrant.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13. Certain Relationships and Related Transactions.
Item 14. Controls and Procedures.
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
SIGNATURES
CERTIFICATION
CERTIFICATION
SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT AUDITORS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION DECEMBER 31, 2002 AND 2001
SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
SOUNDVIEW TECHNOLOGY GROUP, INC. (Parent Company Only) STATEMENTS OF FINANCIAL CONDITION DECEMBER 31, 2002 AND 2001
SOUNDVIEW TECHNOLOGY GROUP, INC. (Parent Company Only) STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
SOUNDVIEW TECHNOLOGY GROUP, INC. (Parent Company Only) STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
SOUNDVIEW TECHNOLOGY GROUP, INC. (Parent Company Only) NOTES TO SCHEDULE TO CONSOLIDATED FINANCIAL STATEMENTS
EXHIBIT INDEX