Form 10-K/A
period 2002-12-31
SOUNDVIEW TECHNOLOGY GROUP INC
filed 2003-04-30
CIK 1071620

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
For the transition period from to

Commission file number 0-26225

SOUNDVIEW TECHNOLOGY GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	13-3900397 (IRS Employer Identification No.)
1700 E. Putnam Avenue, Old Greenwich, CT (Address of Principal Executive Offices)	06870 (Zip Code)

Registrant's telephone number, including area code (203) 321-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class None	Name of Each Exchange on Which Registered None

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

        Part III of the Annual Report on Form 10-K for the year ended December 31, 2002 is hereby amended in its entirety to read as follows:

DOCUMENTS INCORPORATED BY REFERENCE.
None.

SOUNDVIEW TECHNOLOGY GROUP, INC.

2002 ANNUAL REPORT ON FORM 10-K/A

TABLE OF CONTENTS

PART III

Item 10. Directors and Executive Officers of the Registrant.

        The following table lists the name, age and positions held by each of the Company's directors.

Nominee	Age (1)	Position and/or Principal Occupation	Term to Expire
Mark F. Loehr	46	Chief Executive Officer of the Company	2006
Joseph R. Hardiman	65	Director, selected Deutsche Asset Management Funds and other mutual funds, Corvis Corporation and Brown Investment Advisory & Trust Company	2006
Stuart M. Robbins	59	Chairman of the Board, Vice Chairman West Virginia University Foundation	2006
Edward H. Fleischman	70	Senior Counsel, Linklaters	2005
William E. Ford	41	Managing Member of General Atlantic Partners	2005
John H. N. Fisher	44	Managing Director, Draper Fisher Jurvetson	2004
Gilbert C. Maurer	74	Director, The Hearst Corporation	2004

(1)
As of March 31, 2003.

Business Experience

        Mark F. Loehr, a director of the Company since 2000, is the Chief Executive Officer of the Company and has been employed by the Company since March 1999. He has served previously as the Co-President of the Company and Co-Head of SoundView Technology Corporation and Director of Investment Banking. Prior to that time, he spent a total of eight years with Smith Barney, from 1978 to 1983 and from 1994 to 1997, and two years with Salomon Smith Barney, from 1997 to 1999. He spent eleven years with CS First Boston, from 1983 to 1994. While at Smith Barney and, later, Salomon Smith Barney, he served as head of global equity sales and head of equity capital markets. While at CS First Boston, Mr. Loehr served as co-head of U.S. equity capital markets.

        Joseph R. Hardiman, a director of the Company since 1998, served as the President and Chief Executive Officer of the National Association of Securities Dealers, Inc. and its wholly owned subsidiary, the Nasdaq Stock Market, Inc., from 1987 through January 1997. Previously, he was a Managing Director, the Chief Operating Officer and a member of the Board of Directors of Alex. Brown & Sons. Mr. Hardiman serves as a director of selected Scudder funds managed by Deutsche Asset Management, the ISI funds, the Nevis fund, Corvis Corporation and Brown Investment Advisory & Trust Company. Mr. Hardiman is a director of the following organizations: Bridges Learning System, Inc., University of Maryland Foundation, University of Maryland/Baltimore Foundation, Baltimore School for the Arts, Nasdaq Educational Foundation and Hardiman Family Foundation.

        Stuart M. Robbins, Chairman of the Board since his appointment in June 2002. Previously, he was the Managing Director of Global Equities at Donaldson, Lufkin & Jenrette. He was also a member of that firm's Executive Committee and served on its Board of Directors until his retirement in 2000. Mr. Robbins also served as its Director of Research for seven years.

        Edward H. Fleischman, a director of the Company since 1998, has served as senior counsel to the London-based global law firm of Linklaters since 1994, where he specializes in securities and financing law and related areas. Mr. Fleischman was a partner of Rosenman & Colin in New York from 1992 to 1994. Mr. Fleischman served as a Commissioner of the Securities and Exchange Commission from 1986 to 1992. Prior to that, he practiced law for 27 years at Beekman & Bogue in New York.

        William E. Ford, a director of the Company since 2000, is a managing member of General Atlantic Partners, LLC ("GAP LLC"), a private equity firm that invests in information technology and communications companies on a global basis, and has been with GAP LLC (or its predecessor) since 1991. Mr. Ford is also a director of Priceline.com Incorporated, Critical Path, Inc., Chordiant Software, Inc., and several private information technology companies in which entities affiliated with GAP LLC are investors.

        John H. N. Fisher, a director of the Company since 1998, is a Managing Director of Draper Fisher Jurvetson, a Redwood City, California venture capital firm providing start-up and early stage financing. On behalf of Draper Fisher Jurvetson, Mr. Fisher serves on the boards of Central, Convoy Corporation, Entegrity Solutions Corporation, Praxon Inc., Selectica Inc., Sonnet Financial Inc., Transactor Networks Inc. and Webline Communications Corporation. Previously, Mr. Fisher was a venture capitalist at ABS Ventures. Prior to that, he was an investment banker at Alex. Brown & Sons and an account executive in the capital markets group at Bank of America. Mr. Fisher announced his intention to resign on or about June 30, 2003.

        Gilbert C. Maurer, a director of the Company since 1998, had been employed since 1973 by The Hearst Corporation, one of the nation's largest private companies engaged in a broad range of publishing, broadcasting, cable networking and diversified communications activities. Most recently, he held the position of Chief Operating Officer from 1990 until his retirement in 1998. Previously, Mr. Maurer served as President of Hearst's magazines division for 14 years. Prior to joining Hearst, Mr. Maurer worked for 19 years with Cowles Communications, Inc. Mr. Maurer is currently a director of The Hearst Corporation.

        Andrew Klein resigned as a director in January 2003.

        The following table lists the Company's executive officers as of March 31, 2003.

Name	Age	Title
Mark F. Loehr	46	Chief Executive Officer
Gerard P. Maus	52	Chief Financial and Administrative Officer
Margot Lebenberg	35	Executive Vice President, General Counsel, Secretary and Managing Director
John Hervey	38	Managing Director, Director of Research
Robert C. Meier	40	Managing Director, Head of Institutional Sales
Edward Bugniazet	42	Managing Director, Head of Trading and Sales Trading
Brian T. Bristol	51	Managing Director, Head of Investment Banking
Daniel DeWolf	45	Managing Director, Senior Vice President, Head of Venture Capital Fund Group

        Gerard P. Maus, Chief Financial and Administrative Officer, joined the Company in November 2002. Mr. Maus previously served as the Chief Administrative Officer for Advanced Technology Ventures in Waltham, Massachusetts. From 1993 to 2001, he was an Executive Vice President, Chief Financial Officer and Chief Administrative Officer of State Street Research and Management Company in Boston, Massachusetts. Prior to 1993, Mr. Maus was the Executive Vice President and Chief Financial Officer of New England Investment Company, now known as CDC-Ixis Asset Management.

        Margot Lebenberg, Executive Vice President, General Counsel, Secretary and Managing Director, joined the Company in February 2003. From 2001 to 2003, Ms. Lebenberg was Vice President, Assistant General Counsel and Assistant Secretary of Cantor Fitzgerald, L.P. and its affiliates, including its subsidiary, eSpeed, Inc., a Nasdaq listed company. From 2000 through 2001, Ms. Lebenberg was President of Living Mountain Capital L.L.C., a business advisory firm. From 1996 to 2000, Ms. Lebenberg held the positions of Senior Vice President, General Counsel and Secretary of

SourceCorp. Incorporated (formerly known as F.Y.I. Incorporated), a Nasdaq listed company and a leading provider of business process outsourcing solutions based in Dallas, Texas. From 1992 until 1996, Ms. Lebenberg was an attorney with Morgan, Lewis & Bockius LLP in New York.

        John Hervey, Managing Director and Director of Research, joined the Company in July 2002. Previously, Mr. Hervey served at Credit Suisse First Boston where he most recently served as Co-Head of U.S. Equity Research. At that firm, Mr. Hervey's primary responsibility was in the Telecommunications, Media, Business Services, Financial Services and Basic Materials sectors in addition to sharing general management of U.S. Equity Research. He was also a member of the General Equities Operating Committee, the Equity Valuation Committee, the Investment Banking Financing Committee and the Benefits Committee. Prior to that time, Mr. Hervey spent 13 years at Donaldson Lufkin & Jenrette, where he served as U.S. Associate Director of Research.

        Robert C. Meier, Managing Director and Head of Institutional Sales, joined the Company in January 2000 upon the merger with SoundView Technology Group, Inc. and was appointed Head of Institutional Sales in April 2000. Previously, Mr. Meier spent six years practicing law at Rogers & Wells (now Clifford Chance) and later at Loeb & Loeb. He subsequently joined SG Warburg, where he was an institutional salesman prior to joining SoundView.

        Edward Bugniazet, Managing Director and Head of Trading and Sales Trading, joined the Company in January 2000 upon the merger with SoundView Technology Group, Inc. Mr. Bugniazet joined SoundView as a sales trader in 1989. In 1995, Mr. Bugniazet assumed responsibility for the firm's OTC trading operations and in 1999 he assumed overall responsibility for SoundView's trading operations. Mr. Bugniazet was previously a founding member of the Redding Research Group and, after its merger with Labe Simpson & Company, a sales trader for Labe Simpson.

        Brian T. Bristol, Managing Director and Head of Investment Banking, joined the Company in January 2000 upon the merger with SoundView Technology Group, Inc. Mr. Bristol had been with SoundView since 1991, serving as a managing director and head of corporate finance. Prior to that, Mr. Bristol was at Salomon Brothers, where he was a director and co-head of the Technology and Aerospace/Defense Group in investment banking. Previously, Mr. Bristol was Vice President of the Technology Group at First Boston's investment banking unit.

        Daniel DeWolf, Managing Director, Senior Vice President and Head of the Venture Capital Fund group, joined the Company in October 1999. Mr. DeWolf was previously a managing director of Dawntreader Fund I, L.P. He practiced corporate and securities law with the law firm of Camhy Karlinsky & Stein LLP in New York from 1994 until he joined the Company. Prior to 1994, Mr. DeWolf was general counsel for SMR Energy, Inc., an independent oil and gas company. From 1982 to 1984 and 1986 to 1990, Mr. DeWolf was affiliated with the law firm of Shea & Gould in New York City. From 1984 to 1986, Mr. DeWolf was an associate at the law firm of Pettit and Martin in San Francisco, California.

Section 16(a) Beneficial Ownership Reporting Compliance

        The Company believes that, during 2002, all filing requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended, applicable to its officers, directors and greater than ten percent stockholders were complied with on a timely basis except for the following: Mr. Maus filed his initial report on Form 3 23 days late.

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

        The following table sets forth the salaries, and to the extent determinable, the bonuses that the Company paid its chief executive officers and the other four most highly compensated executive officers during 2002.

Summary Compensation Table

		Annual Compensation				Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation		Restricted Stock Awards	Securities Underlying Options	All Other Compensation (4)
Mark F. Loehr Chief Executive Officer	2002 2001 2000	$200,000 200,000 200,000	$650,000 550,000 2,500,000	$	— — —	$277,941 892,500 —	— 925,000 1,350,000	$1,000 1,000 1,000
Robert C. Meier Head of Institutional Sales (1)	2002 2001 2000	200,000 200,000 446,950	790,000 550,000 1,153,050		— — —	266,912 562,500 160,938	— 50,000 720,000	1,000 1,000 667
Edward Bugniazet Head of Trading (2)	2002 2001 2000	200,000 200,000 200,000	1,000,000 1,400,000 1,550,000		— — —	157,721 297,500 184,576	— 50,000 620,000	1,000 1,000 1,000
John Hervey Director of Research	2002 2001 2000	94,871 — —	1,155,129 — —		— — —	240,441 — —	950,000 — —	— — —
Brian T. Bristol Head of Investment Banking (3)	2002 2001 2000	200,000 200,000 200,000	600,000 450,000 1,806,667		— — —	82,721 165,000 184,576	— 50,000 650,000	1,000 1,000 667

(1)
In addition to the amounts set forth in the table, during 2000 Mr. Meier received cash payments totaling $840,000 in connection with his employment at SoundView prior to the merger.

(2)
In addition to the amounts set forth in the table, during 2000 Mr. Bugniazet received cash payments totaling $1,400,000 in connection with his employment at SoundView prior to the merger.

(3)
In addition to the amounts set forth in the table, during 2000 Mr. Bristol received cash payments totaling $1,750,000 in connection with his employment at SoundView prior to the merger.

(4)
Represents Company contributions to 401(k) Plan.

Stock Options

        Option Grants.    The following table sets forth information regarding stock options granted under the Company's stock option plans for 2002 to the chief executive officer and the other four most highly compensated executive officers during 2002. The Company has never granted stock appreciation rights.

Option Grants for the Year Ended December 31, 2002
Individual Grants

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (4)
	Number of Securities Underlying Options Granted (1)	Percentage of Total Options Granted to Employees for 2002 (2)	Exercise or Base Price ($/Share) (3)	Expiration Date
					5%	10%
John Hervey	200,000	8.6%	$1.50	1/28/2013	$188,668	$478,123
	750,000	32.3	1.11	7/11/2012	523,555	1,326,791

(1)
The options were granted under the Company's Stock Incentive Plan.

(2)
Based on an aggregate of 2,324,000 options granted to employees for fiscal 2002.

(3)
The exercise price per share of each option was equal to the fair market value of the common stock on the date of the grant.

(4)
Amounts represent hypothetical values that could be achieved for the respective options if exercised at the end of the option term. These values are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date based on the market price of the underlying securities on the date of the grant. These assumptions are not intended to forecast future appreciation of the Company's stock price. The potential realizable value computation does not take into account federal or state income tax consequences of option exercises or sales of appreciated stock.

Option Values.

        The following table sets forth information concerning the value at December 31, 2002 of exercisable and unexercisable options held by the chief executive officer and the other four most highly compensated executive officers of the Company during 2002. The values of unexercised in-the-money options represent the positive spread between the respective exercise prices of outstanding stock options and the price of the common stock at December 31, 2002.

Option Values at December 31, 2002

	Number of Securities Underlying Unexercised Options		Value of Unexercised In the Money Options
	Exercisable	Unexercisable	Exercisable	Unexercisable
Mark F. Loehr	832,813	92,187	—	—
Robert C. Meier	134,252	37,500	$3,500	—
Edward Bugniazet	302,644	37,500	36,708	—
John Hervey	93,750	656,250	36,563	$255,938
Brian T. Bristol	259,422	37,500	97,320	—

Employment Agreements

        Robert C. Meier's employment agreement with the Company expires on December 31, 2003, unless terminated earlier by notice from either party. Under the agreement, Mr. Meier is entitled to a minimum annual base salary of $200,000. Mr. Meier is entitled to a guaranteed bonus which, together with his salary, is equal to (i) one percent (1%) of the Net Trading Revenue of SoundView Technology

Corporation and (ii), for those equity offerings in which SoundView Technology Corporation participates as an underwriter or selected dealer, either (a) 1/2% of selling concessions on lead or co-managed equity offerings or (b) 1% of syndicate designations on all other equity offerings. The bonus may be modified by up to 15% based upon the satisfaction of certain performance goals. If his employment is terminated by the Company without "cause" or by his death or disability, the Company will pay him a lump sum equal to any unpaid guaranteed bonus through the termination date less any salary paid through such date. However, if his employment is terminated by the Company for "cause," or by him without "good reason", the Company must pay him a lump sum payment equal to the sum of his unpaid base salary earned to the termination date. If Mr. Meier's employment is terminated by the Company following a change of control without "cause" or by him for "good reason," the Company will pay him a lump sum equal to the greater of (x) $1,000,000 or (y) his unpaid guaranteed bonus less salary paid through such termination date. Mr. Meier is entitled to participate in the Company's annual bonus plan for executives. He is also entitled to participate in the Company's 401(k) Plan, the Stock Incentive Plan and any other employee benefits provided to senior executives.

        Edward Bugniazet's employment agreement with the Company expired on February 28, 2003. Under the agreement, Mr. Bugniazet was entitled to a minimum annual base salary of $200,000, subject to annual increases by the Board (or a committee of the Board), and a guaranteed bonus of at least $1,400,000 for the period ended December 31, 2001 and $950,000 for the period ended December 31, 2002. Mr. Bugniazet is now an at-will employee with no written compensation agreement. Mr. Bugniazet was entitled to participate in the Company's annual bonus plan for executives. He was also entitled to participate in the Company's 401(k) Plan, the Stock Incentive Plan and any other employee benefits provided to senior executives.

        John Hervey's employment agreement with the Company expires on December 31, 2003, unless either party elects to terminate the agreement earlier upon 30 days' notice. Under the agreement, Mr. Hervey is entitled to a minimum annual base salary of $200,000, subject to annual increases by the Board (or a committee of the Board), and a guaranteed bonus which, together with his annual base salary, would bring his compensation to a total of at least $1,400,000 for the period ended December 31, 2002. For the year ending December 31, 2003, Mr. Hervey is entitled to a guaranteed bonus which, together with his annual base salary, would bring his compensation to a total of at least $1,600,000. If his employment is terminated by the Company without "cause," (specifically excluding, however, a termination due to his death or disability) or by him for "good reason," the Company will continue to pay him his base salary and any unpaid guaranteed bonus through the end of the contractual employment period. However, if his employment is terminated by the Company for "cause," or by him without "good reason", the Company must pay him a lump sum cash payment equal to the sum of his unpaid base salary earned to the termination date. If he dies or becomes disabled, the Company must pay him a lump sum cash payment equal to the sum of his unpaid base salary earned to the termination date and unpaid guaranteed bonus accrued through the date of termination. Mr. Hervey is entitled to participate in the Company's annual bonus plan for executives. He is also entitled to participate in the Company's 401(k) Plan, the Stock Incentive Plan and any other employee benefits provided to senior executives.

        Brian T. Bristol's employment agreement with the Company expired on February 28, 2003. Under the agreement, Mr. Bristol was entitled to a minimum annual base salary of $200,000, subject to annual increases by the Board (or a committee of the Board), and a guaranteed bonus of at least $425,000 for the period ended December 31, 2001 and $675,000 for the period ended December 31, 2002. Mr. Bristol is now an at-will employee with no written compensation agreement. Mr. Bristol was entitled to participate in the Company's annual bonus plan for executives. He was also entitled to participate in the Company's 401(k) Plan, the Stock Incentive Plan and any other employee benefits provided to senior executives.

Employee Benefit Plans

Stock Incentive Plan

        The Company has a Stock Incentive Plan which permits it to grant stock and stock-based awards to the Company's employees, officers, directors and consultants, including stock options, stock appreciation rights, restricted and unrestricted stock, phantom stock awards, performance awards, convertible debentures and other stock and cash awards. The purpose of the plan is to promote the Company's long-term growth and profitability by providing the people with incentives to improve stockholder value and contribute to the Company's growth and financial success. The awards also enable the Company to attract, retain and reward the best available people for positions of substantial responsibility. As part of the Company's merger with SoundView Technology Group, Inc. on January 31, 2000, the Company adopted SoundView's stock option plan, although no additional options to purchase shares of the Company's common stock will be granted under SoundView's Plan. As part of the Company's merger with E*OFFERING Corp. on October 16, 2000, the Company adopted E*OFFERING's stock option plans, although no additional options to purchase shares of the Company's common stock will be granted under E*OFFERING's plans. Under the Stock Incentive Plan, the Company is authorized to issue up to 47,350,000 shares of common stock.

        The Company tracks all outstanding option and restricted stock grants on a combined basis. As of March 31, 2003, a total of 226 current and former employees and consultants hold options to purchase 14,463,822 shares of the Company's common stock, of which the options are vested with respect to 8,434,992 shares. As of March 31, 2003, a total of 151 current and former employees hold 10,014,853 shares of common stock as a result of restricted stock awards, granted under the Company's Stock Incentive Plan.

        The Compensation Committee of the Board of Directors administers the Stock Incentive Plan. The Compensation Committee has authority to take all actions necessary to carry out the purpose of the plan, including the authority to select the participants, to determine the sizes and types of the awards to grant, to establish the terms and conditions of the awards, and to modify outstanding awards.

Annual Bonus Plan

        The Company has an annual bonus plan for its executives and employees. Under the plan, performance-based bonuses are awarded to executive officers and key executives as incentives for the participants to contribute to the Company's growth and profitability. Each year, the Compensation Committee approves the amount of the bonus pool from which the bonuses will be paid. The bonus pool takes into account one or more of the following measures of the Company's financial performance: (a) net revenues; (b) pre-tax or after-tax return on equity; (c) earnings per share; (d) pre-tax or after-tax net income; (e) pre-tax operating income; (f) profits before taxes; (g) book value per share; (h) market price per share; and (i) earnings available to common stockholders. If approved by the Company's shareholders, the Company anticipates that the Incentive Bonus Compensation Plan will be used to establish performance-based bonuses for key employees for the 2004 fiscal year. Participants in the Incentive Bonus Compensation Plan will not be entitled to also participate in the annual bonus plan to the extent that such participation would cause awards under the Incentive Bonus Plan to fail to qualify as "performance-based" under Section 162(m) of the Code. The Compensation Committee determines the percentage of the bonus pool payable to each participant, subject to adjustment based on achievement of individual, group or corporate performance goals. The Company will pay the bonuses in cash, stock or stock-based awards under the Stock Incentive Plan, or in any combination of these methods. The Board of Directors has approved the adoption of a new annual bonus plan for key employees, the Incentive Bonus Compensation Plan, which is being submitted for the approval of the Company's stockholders. See Proposal 3—Approval of the Company's Incentive Bonus Compensation Plan.

401(k) Plan

        The Company maintains a Retirement Savings Plan pursuant to section 401(k) of the Internal Revenue Code. Under the Plan, an employee may contribute at least 1% but not more than 20% of his or her pre-tax gross compensation. These contributions cannot exceed a statutorily prescribed annual limit ($11,000 for plan year 2002). In July 2000, following the closing of the merger with SoundView, the SoundView 401(k) and Profit Sharing Plan was merged into the Company's Plan. At that time the Plan was amended to include a matching contribution feature similar to that of the SoundView Plan. Under this feature, the Company matches each employee's contribution up to an amount representing 2% of the first $50,000 of the employee's base compensation during the year. All matching contributions are vested after one year or 1,000 service hours

        Total matching contributions during 2002 were $259,963.

Equity Compensation Plan Information

        The following table provides information as of December 31, 2002 with respect to shares of common stock that may be issued under the Company's Stock Incentive Plan.

        The table does not include information with respect to shares subject to outstanding options granted under equity compensation plans assumed by the Company in connection with mergers and acquisitions of the companies which originally granted those options. No additional options may be granted under those assumed plans. The table does not include information about the proposed Bonus Plan, which is being submitted for stockholder approval at the annual meeting as no equity grants will be made under the Bonus Plan. See Proposal No. 3—Approval of the Company's Incentive Bonus Compensation Plan.

	A	B		C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans approved by Stockholders	11,354,930		$2.79	16,501,885
Equity Compensation Plans Not Approved by Stockholders	N/A	$	N/A	N/A
Total		$

The table does not include information for equity compensation plans assumed by the Company in connection with the Company's mergers and acquisitions of the companies (E*Offering and SoundView) which originally established those plans. As of December 31, 2002, a total of 4,348,014 shares of common stock were issuable upon exercise of outstanding options under those assumed plans. The weighted average exercise price of those outstanding options is $1.65 per share. No additional options may be granted under those assumed plans.

Compensation of Directors

        In April 2000, the Company adopted a compensation plan for non-employee directors who attend meetings in person and are not directors appointed pursuant to contractual arrangements. Each director is paid $5,000 for each board meeting attended, not to exceed $20,000 in a year. Directors are not paid separately for attending committee meetings. In April 2000, the Company also adopted a compensation plan whereby new board members will be granted options to purchase 30,000 shares. In addition, each year, existing board members will be granted options to purchase 10,000 shares.

Mr. Robbins, as Chairman, received $40,000 and an option to purchase 120,000 shares of the Company's common stock in 2002. The maximum cash compensation Mr. Robbins can receive is $40,000 a year.

        Previously, the Company has granted certain non-employee directors options to purchase common stock. The non-employee directors designated by the Company's venture capital or strategic investors do not receive any compensation from the Company.

        The following non-employee members of the Board of Directors have received the respective numbers of stock options indicated below as of December 31, 2002.

11

Name	Number of Securities Underlying Options Granted	Exercise Price	Expiration Date
Stuart M. Robbins	120,000	$1.94	6/8/12
Edward H. Fleischman	35,000 17,500 10,000 10,000 10,000	1.43 2.14 11.25 5.31 2.65	11/11/08 3/17/09 4/19/10 1/25/11 1/24/12
Joseph R. Hardiman	35,000 17,500 10,000 10,000 10,000	1.43 2.14 11.25 5.31 2.65	11/11/08 3/17/09 4/19/10 1/25/11 1/24/12
Gilbert C. Maurer	35,000 17,500 10,000 10,000 10,000	1.43 2.14 11.25 5.31 2.65	11/11/08 3/17/09 4/19/10 1/25/11 1/24/12

Compensation Committee Interlocks and Insider Participation

        During 2002, the Compensation Committee of the Board of Directors consisted of three directors, John H. N. Fisher, Gilbert C. Maurer, William E. Ford and Stuart M. Robbins as an ex-officio member.

        General Atlantic Partners 61, L.P. is the stockholders agent under the Agreement and Plan of Merger, dated as of May 15, 2000, among the Company, SoundView Technology Corporation and E*OFFERING Corp., as amended by an Amendment Agreement dated as of September 30, 2000, by and among the Company, the stockholders agent and The Chase Manhattan Bank, as escrow agent. The stockholders agent has disputed certain of the Company's claims for indemnification arising under the Merger Agreement. William E. Ford, a director, is a managing member of General Atlantic Partners, LLC, which is the general partner of General Atlantic Partners 61, L.P., the stockholders agent.

        The following report of the Compensation Committee and the performance graph that appears immediately after such report should not be deemed to be soliciting material or to be filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Exchange Act of 1934 or incorporated by reference in any document so filed.

REPORT OF THE COMPENSATION COMMITTEE

        The Compensation Committee of the Board of Directors during 2002 was composed of three non-employee directors, John H. N. Fisher, William E. Ford and Gilbert C. Maurer and Stuart M. Robbins as an ex-officio member.

        The Compensation Committee is responsible for reviewing and approving all compensation of the Company's executive officers. The Compensation Committee reviews the compensation of the Company's executive officers on an ongoing basis and develops plans that are designed to support arrangements for the Company's business strategies, reflect the competitive environment in which it competes, and provide cost and tax-effective forms of remuneration.

Total Compensation Strategy

Overview

        The Company believes strongly in pay-for-performance and has developed compensation policies to reflect this:

  •
  To attract and retain the best qualified and most talented executives available to lead the Company in the creation of stockholder value;

  •
  To motivate and reward annual and long-term results achieved for stockholders based on corporate, business unit and individual performance;

  •
  To align management's interests with stockholders, by increasing executive ownership of the Company's common stock; and

  •
  To pay competitive salaries as measured against other companies in the industry.

        In implementing these policies, the Compensation Committee has taken a total compensation approach. The three elements of total compensation for executive officers are base salary, cash bonus and grants under the Stock Incentive Plan. The Compensation Committee has devised a compensation mix of cash and stock that provides executive officers with a powerful incentive to achieve the Company's strategic objectives and to maximize long-term stockholder value.

Base Salaries

        This is the only fixed portion of the executive officer's annual compensation. All other compensation components are at risk and based on performance, except for those executive officers with a guaranteed minimum bonus. Executive officer base salaries are reviewed and may be adjusted periodically based on factors determined by the Compensation Committee at the time of review. While the Company has entered into initial employment contracts with certain executives that provide for minimum guaranteed bonuses and salary, it is the current policy of the Committee, with such exceptions as may be appropriate in the circumstances, not to extend such contracts and to instead continue employment of those executives whose employment contracts are ended on an "at-will" basis.

Annual Cash Incentive Compensation

        Annual cash incentives are based on annual revenues and operating income improvement so that significant focus is on Company growth and on profitability.

Approval Process

        Consistent with the Company's policies, and subject to contractual requirements, the Compensation Committee assesses the performance of the chief executive officer and all other executive officers and sets the annual cash incentive amounts and restricted stock and stock option awards for these individuals.

        The Compensation Committee retains the discretion to adjust awards for each executive officer based on an assessment of each executive's performance. As part of this assessment, the Compensation Committee considers various quantitative as well as qualitative factors without assigning specific quantifiable or relative weights. Performance factors taken into consideration include, but are not limited to, strategic planning, quality of client service, market share, corporate reputation, financial results, compliance and risk control, management development, workforce diversity, technology and innovation.

Competitive Benchmarking

        The Compensation Committee evaluates performance and progress relative to the achievement of strategic business objectives, year-over-year results, and results over multiple years. Further, the Compensation Committee will assess whether external economic and business conditions may produce results that are unrelated to management performance. As part of this evaluation, the Compensation Committee also considers competitive performance and pay levels based on a peer group of financial services and technology based professional service companies. This peer group represents the marketplace in which the Company competes for talent.

2002 Compensation Plans

        Based on the above assessment, executive officer compensation is determined and administered by the Compensation Committee on the basis of total compensation. Therefore, the total compensation program established by the Compensation Committee is comprehensive and integrates all components including salary and annual cash and stock option awards.

Salary

        Salaries are reviewed periodically by the Compensation Committee for appropriateness and adjusted periodically in its judgment, based primarily on each individual executive officer's performance and responsibility level as well as competitive salary levels for similar positions at peer companies. The salaries of the executive officers in 2002 were maintained at the 2001 levels.

Awards under Annual Bonus Plan

        Under the Annual Bonus Plan, bonuses are paid to executive officers and key executives as an incentive for the executives to contribute to the Company's growth and profitability. Each year, the Compensation Committee determines the amount of the bonus pool from which the bonuses will be paid. The bonus pool is determined based on a formula, as adopted at the Compensation Committee's discretion, which takes into account one or more of the following measures of the Company's financial performance: (a) net revenues; (b) pre-tax or after-tax return on equity; (c) earnings per share; (d) pre-tax or after-tax net income; (e) pre-tax operating income; (f) profits before taxes; (g) book value per share; (h) market price per share and (i) earnings available to common stockholders. The Compensation Committee determines the percentage of the bonus pool payable to each executive, subject to adjustment based on achievement of individual, group or corporate performance goals. Certain executive officers and other key executives have contracts that required the payment of guaranteed minimum bonuses in 2001 and 2002. The Compensation Committee believes that it is preferable to avoid minimum guaranteed bonuses, although it recognizes that in negotiating employment contracts it is often necessary to provide such guarantees.

Stock Incentive Plan

        The Compensation Committee made restricted stock and stock option grants under the Stock Incentive Plan to executive officers to continue to link a major portion of executive officers' compensation and financial interests to the performance of the Company's common stock. The size of such annual grants reflects the Committee's judgment as to the individual executive officer's current and future role in the Company's growth and profitability of its business units and to the creation of long-term stockholder value.

Chief Executive Officer Compensation

        The same criteria described above are applied in assessing the performance and determining the compensation of the chief executive officer, who participates in the Company's compensation plans on the same basis as all other executive officers.

        The Compensation Committee believes that the Company faced many difficult challenges during 2002. As the economy continued to worsen and the technology sector continued to be weak, the Company was forced to make difficult decisions to continue to downsize its operations and preserve its core strengths, but it believes it has built a stronger foundation for 2003. The Committee believes that Mr. Loehr has demonstrated strong leadership qualities since he was appointed as the Chief Executive Officer in February 2001. Mr. Loehr's salary for 2002 was $200,000 and remained unchanged since 2000. Mr. Loehr's cash bonus was increased for 2002 to $650,000. In 2002, Mr. Loehr was granted shares of restricted stock at a value of $277,000. The restricted stock vests annually over a 3-year period and the stock options vest quarterly over a 4-year period. The Committee believes that the use of stock aligns Mr. Loehr's interests with those of the stockholders and was an appropriate component of his compensation for 2002.

Tax Considerations

        As noted above, the Compensation Committee's compensation strategy is to be cost and tax effective. Therefore, the Compensation Committee's policy is to preserve corporate tax deductions, while maintaining the flexibility to approve compensation arrangements that it deems to be in the best interests of the Company and its stockholders, but that may not always qualify for full tax deductibility.

Compensation Committee of the Board of Directors John H. N. Fisher William E. Ford Gilbert C. Maurer Stuart M. Robbins (ex-officio)

Performance Analysis

        The following performance graph compares the cumulative total returns of the Company, the Standard & Poor's 500 Composite Stock Price Index ("S&P 500") and the Bloomberg Diversified Financial Services Index for the period June 4, 1999 through December 31, 2002. The Bloomberg Diversified Financial Services Index consists of 33 companies, including the Company.

COMPARATIVE RETURN TABLE

	6/4/99	6/30/99	9/30/99	12/30/99	3/30/00	6/30/00	9/30/00	12/30/00	3/30/01	6/30/01	9/30/01	12/30/01	3/30/02	6/30/02	9/30/02	12/30/02
Soundview Technology	0	128.49	22.65	14.25	15.1	-27.86	-39.52	-75.85	-79.84	-87.7	-86.49	-84.34	-84.81	-88.57	-91.26	-89.92
S&P 500	0	5.55	-1.04	13.68	16.29	13.2	12.11	3.33	-8.92	-3.59	-17.74	-8.95	-8.7	-20.93	-34.59	-29.07
Bloomberg US Diversified Financial Services Index	0	6.76	-9.09	8.64	16.91	15.9	43.44	38.76	17.4	29.37	3.46	20.62	22.79	3.49	-16.04	-5.84

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table sets forth in alphabetical order the beneficial ownership of the Company's voting stock as of March 31, 2003 by: (a) each person or entity the Company knows beneficially owns more than 5% of its voting stock; (b) the Company's chief executive officer and the other four most highly compensated executive officers as of December 31, 2002; (c) each of the Company's directors;

and (d) all the Company's current directors and executive officers as a group. The following percentage information is calculated based on 107,907,405 shares of common stock outstanding.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Voting Stock Beneficially Owned
Brian T. Bristol	1,554,284	1.4%
Edward Bugniazet	1,231,567	1.1%
John Hervey	313,419	*
Draper Fisher Jurvetson 400 Seaport Court Redwood City, CA 94063	1,897,104	1.8%
John H. N. Fisher c/o Draper Fisher Jurvetson 400 Seaport Court Redwood City, CA 94063 (2)	186,155	*
Edward H. Fleischman	91,458	*
General Atlantic Partners LLC 3 Pickwick Plaza Greenwich, CT 06830 (3)	17,678,270	16.4%
Joseph R. Hardiman	103,125	*
Mark F. Loehr	1,109,419	1.0%
Gilbert C. Maurer	68,125	*
Robert C. Meier	787,746	*
Stuart M. Robbins	140,000	*
All executive officers and directors as a group (14 persons)(4)	5,902,793	5.5%

*
Less than 1%.

(1)
Beneficial ownership is determined in accordance with the rules of the SEC. In general, a person who has voting power and/or investment power with respect to securities is treated as a beneficial owner of those securities. For purposes of this table, shares subject to options, warrants or rights currently exercisable or exercisable within 60 days of March 31, 2003 are considered as beneficially owned by the person holding such options, warrants or rights. Unless indicated otherwise, the Company believes that the persons named in this table have sole voting and investment power with respect to the shares shown.

(2)
Mr. Fisher is a managing director of Draper Fisher Jurvetson and therefore may be deemed to beneficially own shares held by Draper Fisher Jurvetson.

(3)
Mr. Ford, a director of the Company, is a managing member of General Atlantic Partners LLC and therefore may be deemed to beneficially own shares held by General Atlantic Partners.

(4)
If the Company includes shares beneficially owned by Draper Fisher Jurvetson and General Atlantic Partners LLC, each of which has a representative on the Board of Directors, then the number of shares and percentages would be 25,478,167 and 23.6%.

Item 13. Certain Relationships and Related Transactions.

        Except as described below, none of the Company's directors, officers or principal security holders has or has had a direct or indirect material interest in any transaction to which the Company is or has been a party. The Company believes that the terms of each of the transactions described below were no less favorable to the Company than could have been obtained from unaffiliated third parties. In addition, the Company will not enter into additional transactions or agreements with directors, officers, principal security holders or other affiliated parties unless the terms thereof are no less favorable to the Company than could be obtained from unaffiliated third parties. In any event, the Company will not enter into any transaction with directors, officers or principal security holders without the affirmative vote of a majority of disinterested directors.

Stock Issuances to Executive Officers, Directors and the Company's Largest Stockholders

        The following table sets forth issuances of common stock to the Company's largest stockholders, executive officers and directors for the period from January 1, 2002 to December 31, 2002.

Stockholder	Price Per Share	Share Amounts	Issuance Date
Gerard P. Maus (1)	$1.16	100,000	11/1/2002
Edward Bugniazet (1)	2.65	50,000	1/23/2002
Robert C. Meier (1)	2.65	150,000	1/23/2002
Mark F. Loehr (1)	2.65	150,000	1/23/2002

(1)
Consists of shares issued from the Company's Stock Incentive program that vest over a 3-year period.

Venture Capital Fund Management

        The Company's Venture Capital Fund group currently manages a series of four funds collectively known as Dawntreader Fund II and Wit VC Fund I, LP. The Company derives revenue through management fees and sharing in profits (losses) realized by the funds.

        The Company owns one half of the profits interest of the general partner in Wit VC Fund I, LP with the other one half going to Dawntreader Partners LLC, which is beneficially owned by four of the members of the management team of SoundView Ventures, including Daniel DeWolf.

        Currently, the Company owns 35% of the profits interest and 1% of the losses of the general partner in three of the Dawntreader Fund II partnerships. The fourth Dawntreader Fund II partnership only permits investment by employees of the Company and its subsidiaries and the Company has no profits interest in that fourth fund. The remainder of the profits interest in the three Dawntreader Funds is shared among the management team of our venture capital fund group including Daniel DeWolf, Company employees who are on these funds' investment committee, and Robert H. Lessin, a former CEO and executive officer, who has a 25% profits interest.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized, in Old Greenwich, Connecticut, on the 30th day of April 2003.

SOUNDVIEW TECHNOLOGY GROUP, INC.
By:	/s/ MARK F. LOEHR Mark F. Loehr Chief Executive Officer
By:	/s/ GERARD P. MAUS Gerard P. Maus Chief Financial and Administrative Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

* Mark F. Loehr	Chief Executive Officer	April 30, 2003
* Stuart M. Robbins	Chairman	April 30, 2003
* John H. N. Fisher	Director	April 30, 2003

* William E. Ford	Director	April 30, 2003
* Edward H. Fleischman	Director	April 30, 2003
* Joseph R. Hardiman	Director	April 30, 2003
* Gilbert C. Maurer	Director	April 30, 2003
* Gerard P. Maus	Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)	April 30, 2003
*By:	/s/ GERARD P. MAUS Gerard P. Maus Attorney-in-Fact	April 30, 2003

CERTIFICATION

        I, Mark F. Loehr, certify that:

1.
I have reviewed this annual report on Form 10-K of SoundView Technology Group, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statement were made, not misleading with respect to the period covered by this annual report;

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

a)
designed such disclosure controls and procedures ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date: April 30, 2003	SOUNDVIEW TECHNOLOGY GROUP, INC.
	By:	/s/ MARK F. LOEHR Mark F. Loehr Chief Executive Officer

CERTIFICATION

        I, Gerard P. Maus, certify that:

1.
I have reviewed this annual report on Form 10-K of SoundView Technology Group, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statement were made, not misleading with respect to the period covered by this annual report;

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

a)
designed such disclosure controls and procedures ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date: April 30, 2003	SOUNDVIEW TECHNOLOGY GROUP, INC.
	By:	/s/ GERARD P. MAUS Gerard P. Maus Chief Financial and Administrative Officer

QuickLinks

SOUNDVIEW TECHNOLOGY GROUP, INC. 2002 ANNUAL REPORT ON FORM 10-K/A TABLE OF CONTENTS
PART III
Summary Compensation Table
Option Grants for the Year Ended December 31, 2002 Individual Grants
Option Values at December 31, 2002
REPORT OF THE COMPENSATION COMMITTEE
COMPARATIVE RETURN TABLE
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions.
SIGNATURES
CERTIFICATION
CERTIFICATION