Form 10-Q
period 2003-03-31
SOUNDVIEW TECHNOLOGY GROUP INC
filed 2003-05-15
CIK 1071620

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days: Yes ☒ No ☐

        Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act) Yes ☐ No ☐

        As of May 8, 2003, there were 107,291,339 shares of the Registrant's common stock outstanding.

SOUNDVIEW TECHNOLOGY GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

PART I—Financial Information

PART I

Item 1—Consolidated Financial Statements

SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2003 AND DECEMBER 31, 2002

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
CASH AND CASH EQUIVALENTS	$52,694,680	$72,863,574
OTHER SHORT TERM INVESTMENTS	79,499,109	76,048,146
RECEIVABLE FROM CLEARING BROKER	4,703,058	8,182,560
SECURITIES OWNED, at market or fair value	4,885,585	4,353,810
INVESTMENT BANKING FEES RECEIVABLE	221,205	752,199
INVESTMENTS	15,850,709	15,560,190
INTANGIBLE ASSETS, net of accumulated amortization of $15,806,759 and $14,788,010 at March 31, 2003 and December 31, 2002, respectively
Goodwill	17,386,576	17,386,576
Institutional Client Relationships	52,295,842	53,314,591
Other	2,170,002	2,170,002
FURNITURE, EQUIPMENT, LEASEHOLD IMPROVEMENTS, COMPUTER SOFTWARE AND LICENSES, net of accumulated depreciation and amortization of $18,595,046 and $17,457,022 at March 31, 2003 and December 31, 2002, respectively	12,484,580	13,622,604
PREPAID EXPENSES	1,873,956	2,077,779
DEFERRED TAX AND OTHER ASSETS, NET	4,130,995	4,518,110

Total assets	$248,196,297	$270,850,141

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Securities sold but not yet purchased, at market value	$160,161	$6,755
Accounts payable and accrued expenses	5,277,164	6,097,869
Accrued compensation	5,014,419	25,543,534
Reserve for lease loss	17,935,411	19,080,636
Other liabilities	8,823,749	8,877,864

Total liabilities	37,210,904	59,606,658

STOCKHOLDERS' EQUITY:
Preferred Stock, $.001 par value, 30,000,000 shares authorized, no shares outstanding at March 31, 2003 and December 31, 2002	—	—
Common Stock, $.01 par value, 500,000,000 shares authorized, 132,577,748 and 133,159,630 shares issued at March 31, 2003 and December 31, 2002, respectively	1,325,777	1,331,596
Common Stock, Class B, $.01 par value, 75,000,000 shares authorized, no shares outstanding at March 31, 2003 and December 31, 2002	—	—
Additional paid-in capital	909,038,925	913,261,166
Accumulated deficit	(626,608,681)	(623,159,216)
Notes receivable from stockholders	(5,750,451)	(8,537,951)
Deferred compensation	(14,920,912)	(10,860,209)
Treasury Stock, at cost, 24,670,343 and 28,045,520 shares at March 31, 2003 and December 31, 2002, respectively	(52,099,265)	(60,791,903)

Total stockholders' equity	210,985,393	211,243,483

Total liabilities and stockholders' equity	$248,196,297	$270,850,141

The accompanying notes are an integral part of these consolidated statements.

SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

	Three Months Ended March 31,
	2003	2002
	(Unaudited)
REVENUES:
Brokerage	$19,954,498	$25,170,851
Investment banking	1,696,677	4,017,695
Interest and investment income	1,243,617	937,087
Asset management fees	1,429,389	1,395,895
Loss on investments	(731,176)	(2,507,044)

Total revenues	23,593,005	29,014,484

EXPENSES:
Compensation and benefits	15,375,662	27,161,466
Brokerage and clearance	3,281,749	4,329,702
Amortization of intangible assets and goodwill	1,018,749	1,486,807
Impairment of intangible asset	—	1,130,550
Communications and technology	1,845,657	4,205,423
Marketing and business development	953,985	1,804,023
Occupancy	1,573,167	2,189,052
Depreciation and amortization	1,138,024	2,016,188
Professional services	1,138,893	1,630,012
Loss from consolidation of office space	—	8,479,798
Discontinuance of European operations	—	6,271,000
Other	716,584	1,330,742

Total expenses	27,042,470	62,034,763

Loss from operations	(3,449,465)	(33,020,279)
Income tax benefit	—	(5,706,940)

Loss before minority interest	(3,449,465)	(27,313,339)
Minority interest in net loss of subsidiary	—	8,087,811

Net loss	$(3,449,465)	$(19,225,528)

Net loss per share:
Basic	$(0.04)	$(0.20)
Diluted	$(0.04)	$(0.20)
Weighted average shares used in the computation of net loss per share:
Basic	93,295,427	94,213,326
Diluted	93,295,427	94,213,326

The accompanying notes are an integral part of these consolidated statements.

SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

	Three Months Ended March 31,
	2003	2002
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,449,465)	$(19,225,528)
Adjustments to reconcile net loss to net cash used in operating activities—
Deferred tax benefit	—	(5,706,940)
Depreciation and amortization	2,156,773	3,502,995
Impairment of intangible asset	—	1,130,550
Non-cash net gain on discontinuance of European operations	—	(3,205,686)
Loss from consolidation of office space	—	8,034,799
Loss on investments	731,176	2,507,044
Compensation expense on restricted stock awards	2,456,481	3,552,242
(Increase) decrease in operating assets—
Other short term investments	(3,450,963)	(2,092,845)
Receivable from clearing broker	3,479,502	(11,432,927)
Securities owned	(531,775)	769,536
Investment banking fees receivable	530,994	(427,802)
Investments	(1,021,695)	376,106
Prepaid expenses	203,823	167,374
Other assets	387,114	224,486
Increase (decrease) in operating liabilities—
Securities sold but not yet purchased	153,406	289,785
Accounts payable and accrued expenses	(820,705)	(1,432,448)
Accrued compensation	(20,529,115)	(24,156,087)
Other liabilities	(1,199,340)	4,764,799

Net cash used in operating activities	(20,903,789)	(42,360,547)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in STGE	—	(71,125)
Computer software purchased	—	46,679
Payments (net of reimbursements) for purchases of furniture, equipment and leasehold improvements	—	(762,002)

Net cash used in investing activities	—	(786,448)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes receivable from stockholders	2,787,500	—
Repurchases of common stock	(2,087,920)	—
Proceeds from issuance of common stock	35,315	2,184,105

Net cash provided by financing activities	734,895	2,184,105

Net decrease in cash and cash equivalents	(20,168,894)	(40,962,890)
Cash and cash equivalents, beginning of period	72,863,574	60,508,406

Cash and cash equivalents, end of period	$52,694,680	$19,545,516

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for taxes	$—	$—
NON-CASH TRANSACTIONS:
Issuances of restricted stock to employees, net of forfeitures	6,517,183	4,590,926

The accompanying notes are an integral part of these consolidated statements.

SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003 AND 2002

1.     ORGANIZATION AND BASIS OF PRESENTATION

        SoundView Technology Group, Inc. (the "Company") was incorporated on March 27, 1996 and commenced operations in September 1997. The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, SoundView Technology Corporation ("STC"), Wit Capital Corporation ("WCC"), SoundView Technology Group PLC ("STGE") and SoundView Ventures Corp. ("SoundView Ventures").

        The Company is a research driven technology-focused securities firm that provides services to an institutional and issuer client base. The Company produces comprehensive sell-side research on over 160 technology companies. The Company's brokerage operations provide a variety of sales and trading services to institutional investors. Through the Company's venture capital operations, it has established and currently manages a number of venture capital funds that provide investors with the opportunity to participate in technology and internet related investments.

        STC has an agreement with Bear Stearns & Co. ("Bear Stearns" or the "clearing broker"), pursuant to which Bear Stearns clears securities transactions, carries customers' accounts on a fully disclosed basis, and performs record keeping functions for STC.

        These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results for the periods presented in conformity with accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K filed with the SEC on March 21, 2003. Results of the interim periods are not necessarily indicative of results to be obtained for a full fiscal year.

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

Cash and Cash Equivalents

        The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are comprised primarily of deposits with financial institutions which are invested in non-interest bearing accounts ($6.1 million), money market instruments ($34.1 million) and short-term commercial paper ($12.5 million).

Other Short Term Investments

        This balance is comprised of funds deposited in a short term bond fund that invests primarily in high quality diversified fixed income securities where the target duration is nine months.

Investments

        The Company holds investments in publicly traded and privately held entities that are accounted for at market or fair value, with the accompanying gains and losses reflected in the Company's results of operations. The determination of fair value requires management to make estimates based on available information, including the entities' earnings, sales, operating developments and recent transactions in the entities' securities. The determination of fair value may not necessarily represent the amounts that might ultimately be realized, since such amounts depend on future circumstances and cannot be determined until the investments are actually liquidated.

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

Furniture, Equipment and Leasehold Improvements

        Furniture, equipment and leasehold improvements are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the related assets, ranging from two to three years for furniture and computer hardware. Leasehold improvements are amortized on a straight-line basis over the lesser of the life of the lease or the remaining useful lives of the improvements, which range from three to eight years.

Computer Software

        Costs capitalized related to the purchase of computer software are being amortized over a period of three years. Costs capitalized related to the development of software for internal use are amortized over the estimated useful lives of the software, generally over periods of between one and three years.

Fair Value of Financial Instruments

        Substantially all of the Company's financial instruments are carried at fair value or amounts approximating fair value. Assets, including cash and cash equivalents, other short term investments, receivable from clearing broker, securities owned, and investments are carried at fair value or contracted amounts, which approximate fair value. Similarly, liabilities including securities sold, not yet purchased and certain payables are carried at fair value or contracted amounts, which approximate fair value due to their relatively short-term nature.

Revenue Recognition

        Securities owned and securities sold but not yet purchased in the Company's proprietary trading accounts consist of securities in corporate stocks, and are stated at quoted market values. Transactions involving such securities are recorded on a trade date basis with any related net gain or loss included in brokerage revenue in the statements of operations.

        Investment banking revenue is generated as a result of the Company managing, co-managing and participating in various underwritings, private placements, mergers and acquisitions and from advisory or other services provided to clients. Fees from investment banking activities are recognized when the offering or services are complete and the income is reasonably determinable.

        Asset management fees are computed as a percentage of capital commitments of the funds under management and are recognized as earned.

        Securities owned for investment purposes consist of publicly traded and privately held securities and are stated at market or fair value, with accompanying gains or losses included in loss on investments in the statements of operations.

Lease Loss

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

Stock Based Compensation

        In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002.

        As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has accounted for options granted to employees using the intrinsic value method prescribed by Accounting Practice Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has granted options with exercise prices that are equal to or greater than the market price of such common stock at the date of grant, and accordingly, the Company has recorded no related compensation expense. For restricted stock issued with future service requirements, compensation expense is recognized over the relevant vesting period.

        If the Company had recorded compensation expense for its stock options granted for the three months ended March 31, 2003 and 2002, in accordance with SFAS No. 123, the Company's pro forma net loss and pro forma net loss per share would be as follows:

	Three Months Ended March 31,
	2003	2002
Net loss, as reported	$(3,449,465)	$(19,225,528)
Add stock-based employee compensation included in reported net loss, net of related tax effects	1,608,995	2,326,719
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,379,008)	(3,226,182)

Pro forma net loss	$(4,219,478)	$(20,124,991)

Net loss per common share:
Basic-as reported	$(0.04)	$(0.20)
Basic-pro forma	$(0.05)	$(0.21)
Diluted-as reported	$(0.04)	$(0.20)
Diluted-pro forma	$(0.05)	$(0.21)

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

New Accounting Pronouncements

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not believe that the implementation of SFAS 146 will have a material impact on its consolidated financial statements.

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

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. As of March 31, 2003, the Company has not yet determined what effect, if any, FIN 46 will have on its consolidated financial statements.

3.     SECURITIES OWNED

	March 31, 2003	December 31, 2002
Equity securities	$807,820	$276,045
Certificates of deposit	4,077,765	4,077,765

	$4,885,585	$4,353,810

        As of March 31, 2003 and December 31, 2002, certificates of deposit are pledged as collateral for certain of the Company's lease commitments.

4.     LOSS FROM CONSOLIDATION OF OFFICE SPACE

        The Company recorded a loss from consolidation of office space of approximately $8.5 million for the three months ended March 31, 2002. This charge included an adjustment to the estimated reserve for the Company's lease commitment through March 2011 for an unused portion of its office space in San Francisco, California that is being held for sublease at a lower rate than the lease rate. The following table summarizes the reserve activity for unoccupied office space during the quarter ended March 31, 2003:

Balance, December 31, 2002	$19,080,636
Charges against reserve	(1,145,225)

Balance, March 31, 2003	$17,935,411

5.     GOODWILL AND OTHER INTANGIBLE ASSETS

        The Company adopted SFAS No. 142 on January 1, 2002. SFAS No. 142 requires that the Company's goodwill be evaluated for impairment upon adoption and at least annually thereafter which the Company has determined will occur in its fiscal fourth quarter in the absence of circumstances suggesting an evaluation in an earlier quarter. In connection with the initial adoption of SFAS No. 142, on January 1, 2002, the Company determined that no adjustment was necessary to the carrying value of its goodwill. Subsequent to the adoption of SFAS No. 142, the continued economic slowdown and weakened business environment as well as other factors negatively impacted the Company's business. During the fourth quarter of 2002, the Company performed its annual evaluation of its enterprise value to make a determination as to whether the recorded amounts of goodwill were potentially impaired. In estimating the fair value of the enterprise, the Company used valuation techniques based on market capitalization and market multiples for comparable businesses. Based on this evaluation, the Company determined that the carrying value of its goodwill was impaired and recorded an impairment charge of $163.3 million in 2002.

        Additionally, the Company adopted SFAS No. 144 on January 1, 2002. Under the provisions of SFAS No. 144, an impairment loss is recognized when the estimate of undiscounted future cash flows generated by an asset is less than its carrying amount. Measurement of the impairment loss is based on the present value of the expected future cash flows. During the three months ended March 31, 2002, the Company wrote-off the carrying value of its investment advisory intangible asset as the fund from which it earned incentive royalties under an agreement with the manager ceased operations. In addition, the Company determined that the carrying value of its intangible asset related to employee non-compete agreements was impaired. Accordingly, in 2002, the Company recorded an impairment charge of $2.5 million related to these assets.

        In accordance with the provisions of SFAS No. 142, the Company's goodwill and trade name intangible asset are not being amortized. There was no change in the carrying amount of goodwill and the trade name intangible asset during the three months ended March 31, 2003 and 2002.

        Intangible assets subject to amortization under SFAS No. 142 at March 31, 2003 include the institutional client relationship intangible asset which is currently being amortized over its remaining useful life of 13 years. The estimated annual amortization expense related to the institutional client relationship intangible asset is approximately $4.1 million. The following table sets forth the gross carrying value, accumulated amortization and net carrying amount of intangible assets subject to amortization at March 31, 2003 and December 31, 2002:

	March 31, 2003	December 31, 2002
Institutional Client Relationships:
Gross carrying amount	$65,200,000	$65,200,000
Accumulated amortization	(12,904,158)	(11,885,409)

Net carrying amount	$52,295,842	$53,314,591

Investment Advisory Contract:
Gross carrying amount	$—	$3,700,000
Accumulated amortization	—	(2,569,445)
Impairment charge	—	(1,130,555)

Net carrying amount	$—	$—

Non-Compete Agreements:
Gross carrying amount	$—	$4,200,000
Accumulated amortization	—	(2,800,000)
Impairment charge	—	(1,400,000)

Net carrying amount	$—	$—

6.     INCOME TAXES

        The Company files consolidated Federal and combined state and local income tax returns with certain of its wholly-owned subsidiaries. The components of the Company's income tax benefit for the three-month periods ended March 31, 2003 and 2002 are as follows:

	Three Months Ended March 31,
	2003	2002
Current:
Federal	$—	$—
State and local	—	—

	—	—

Deferred:
Federal	—	(5,587,195)
State and local	—	(119,745)

	—	(5,706,940)

Net income tax benefit	$—	$(5,706,940)

        The effective income tax rate differs from the amount computed by applying the federal statutory income tax rate because of the effect of state and local taxes and certain nondeductible expenses, including amortization of intangible assets. For the three months ended March 31, 2003, the difference is additionally attributable to the establishment of a valuation allowance against the net deferred tax asset balance.

        For the three months ended March 31, 2003, the Company recorded a valuation allowance of $0.6 million against the income tax benefit generated from the Company's operating losses during the period. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, which places primary importance on the Company's historical results of operations. Although the Company's results in prior years were significantly affected by restructuring and other charges, the Company's historical losses combined with the losses incurred in the current fiscal year represent negative evidence sufficient to require a full valuation allowance under the provisions of SFAS 109. If the Company is able to realize part or all the deferred tax assets in future periods, it will reduce its provision for income taxes with a release of the valuation allowance in an amount which is more likely than not expected to be realized. The majority of the Company's net operating loss carryforwards totaling $37.2 million expire in 2018 through 2022.

7.     EMPLOYEE BENEFIT PLANS AND OTHER COMPENSATION

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

        As of March 31, 2003, the Company had 14,463,822 outstanding options with a range of exercise prices between $0.60 and $34.88 per share and a weighted average exercise price of $2.44.

8.     WARRANTS OUTSTANDING

        As of March 31, 2003 and December 31, 2002, the Company had 5,744,255 outstanding warrants with a range of exercise prices between $1.43 and $5.57. These warrants are exercisable for 106,960 shares of common stock and 5,637,295 shares of Class B Common Stock. The majority of these warrants expire in 2004.

9.     COMMITMENTS AND CONTINGENCIES

        The Company has operating leases covering office space in Old Greenwich, Connecticut, San Francisco, California, Boston, Massachusetts and London. These leases include scheduled rent increases and have various expirations ranging from 2006 to 2011.

        The Company is obligated under four leases for office space that it does not occupy. Included in the table below are commitments for one of those leases in San Francisco, California totaling $7.2 million, however sublease payments for the life of the lease totaling $7.6 million are not included as an offset to the future minimum payments. Also included in the table below are future commitments of $23.5 million related to another lease in San Francisco, California for unoccupied office space. Additionally, due to the discontinuance of the Company's European operations in the first quarter of 2002, the Company is no longer occupying its office space in London. Two floors of the space included in that lease have been assigned to another tenant under the same terms as the original lease. However, the Company has guaranteed that assignment, and therefore remains liable for the lease payments in the event the assignee does not pay. The total lease commitment of $3.9 million covered under the assignment is not included in the table below. The third floor included in the London lease, for a total commitment of $2.2 million through 2010, is included in the table below; however, sublease payments for that space totaling $490,000 through 2006 are not included as an offset to the future minimum payments. As of March 31, 2003, the Company has recorded $17.9 million in reserves for the decline in market value of the leases mentioned above.

        Future lease commitments for the remainder of 2003, the succeeding four years and thereafter are as follows:

Minimum Lease Obligation
Remainder of 2003	$6,537,901
2004	9,040,728
2005	9,319,178
2006	8,111,670
2007	6,587,055
Thereafter	19,352,559

        The Company is currently subject to claims and legal proceedings arising in the normal course of its business. In the opinion of management, the resolution of such claims and legal proceedings should not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

        The Company has committed $10 million as a limited partner in Dawntreader Fund II LP, which is managed by the Company's Venture Capital Fund Group. As of March 31, 2003, there is approximately $3.9 million of the Company's commitment remaining to be drawn down by the fund. The fund's term ends on December 31, 2010, but may be extended for up to two additional one-year periods.

        The Company is committed under contract with certain key employees to pay guaranteed compensation of approximately $10.4 million for the year ended December 31, 2003.

10.   DISCONTINUANCE OF EUROPEAN OPERATIONS

        For the three months ended March 31, 2002, the Company reported a $6.3 million charge for severance and other costs associated with closing STGE's operations. This charge was offset by an $8.1 million gain from the elimination, in March 2002, of the minority interest liability in STGE due to a third party for a nominal amount.

11.   NET CAPITAL REQUIREMENTS

        As a registered broker-dealer, STC is subject to the SEC's Uniform Net Capital Rule 15c3-1 (the "Rule"). STC has elected to use the alternative method permitted by the Rule. Under the alternative method, STC is required to maintain minimum net capital, as defined, equal to the greater of $250,000 or an amount determinable based on the market prices and number of securities in which STC acts as a market maker. Net capital and aggregate minimum requirements change from day to day. As of March 31, 2003 and December 31, 2002, STC had net capital of $99.1 million and $99.3 million, respectively, which was $98.2 million and $98.4 million in excess of the minimum net capital requirements, respectively. The capital rules of the SEC and NASD also provide that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than the minimum requirements. Capital withdrawals are also subject to certain notification and other provisions of the SEC. Under the clearing arrangement with the clearing broker, the Company is required to maintain certain minimum levels of net capital (equal to the greater of $150,000 or minimum net capital under the Rule) and comply with other financial ratio requirements. As of March 31, 2003, the Company was in compliance with all such requirements. Proprietary accounts held at the clearing broker ("PAIB Assets") are considered allowable assets in the computation of net capital pursuant to a clearing agreement between STC and the clearing broker which requires, among other things, for the clearing broker to perform a computation of PAIB Assets similar to the customer reserve computation under SEC Rule 15c3-3.

12.   NET LOSS PER SHARE

        The following table sets forth the calculation of shares used in the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2003	2002
Shares used in computations:
Weighted average common shares used in computation of basic net loss per share	93,295,427	94,213,326
Dilutive effect of common stock equivalents	—	—

Weighted average common shares used in computation of diluted net loss per share	93,295,427	94,213,326

        Because the Company reported a net loss for these periods, the calculations of diluted earnings per share in those periods do not include options, warrants and common stock collateralizing the notes receivable from stockholders, as they are anti-dilutive and would result in a reduction of net loss per share. If the Company had reported net income, there would have been an additional 324,856 shares and 7,019,855 shares for the three month periods ended March 31, 2003 and 2002, respectively, included in the calculation of diluted earnings per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read with the consolidated financial statements of SoundView Technology Group, Inc. and subsidiaries and related notes thereto.

Critical Accounting Policies

        For a description of critical accounting policies, including those which involve varying degrees of judgment, see Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Overview and Business

        SoundView Technology Group, Inc. was incorporated on March 27, 1996 and commenced operations in September 1997. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, SoundView Technology Corporation ("STC"), Wit Capital Corporation ("WCC"), SoundView Technology Group PLC ("STGE") and SoundView Ventures Corp.

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

Current Market Environment

        As a research driven technology-focused securities firm, our business and operations are affected by the U.S. and global economic environment and financial market conditions. The performance of the equity capital markets, and in particular the market for technology companies, significantly influences the strength of our business operations. We continue to operate under unfavorable market conditions that prevailed throughout 2002 and extended into 2003 as a result of uncertainty regarding the extent of the global economic slowdown and weakness in the technology sector. Additionally, during 2002, confidence in the markets was affected by concerns surrounding the financial reporting and accounting practices of certain public companies. Our institutional brokerage operations may be negatively affected by overall market volatility, and more specifically, by periods of declining prices or trading volumes in technology stocks. Market uncertainty continues and it is not clear that the equity markets will become active again for initial public offerings on terms acceptable to prospective technology issuers and when or whether we will experience a related increase in revenue from public investment banking activity. We continue to advise on private equity financings as well as merger and acquisition activity but we continue to experience a slowdown in these areas.

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

Results of Operations for the Three Months Ended March 31, 2003 as Compared to the Three Months Ended March 31, 2002

Revenues

        Total revenues for the three months ended March 31, 2003 decreased 18.7% to $23.6 million from $29.0 million for the three months ended March 31, 2002. The decrease was primarily attributable to decreases in brokerage revenue and investment-banking revenue, partially offset by a slight increase in interest and investment income and a decrease in loss from investments.

        Brokerage revenue for the three months ended March 31, 2003 was $20.0 million, compared to $25.2 million for the three months ended March 31, 2002, representing a decrease of 20.7%. The decrease was the result of decreased market activity resulting from weakness in the equity markets. The move to decimal trading in the Nasdaq Stock Market, which began in April 2001, resulted in narrowed bid-ask spreads and smaller price increments and, as a result, an overall decrease in trading revenue earned from our market making operations. To compensate for the narrowing of bid ask spreads, in April 2001, we began charging commissions on certain Nasdaq trades. The increased willingness of our clients to pay commissions for Nasdaq trades has helped stabilize our brokerage revenue. However, the level of commissions is a matter of negotiation and is subject to downward pressure.

        Investment banking revenue for the three months ended March 31, 2003 was $1.7 million, compared to $4.0 million for the three months ended March 31, 2002, representing a decrease of 57.8%. Investment banking revenue is primarily derived from the public offering of equity securities, mergers and acquisitions, strategic advisory services and private equity offerings. The decrease in investment banking revenue in 2003 as compared to 2002 was attributable to unfavorable issuing conditions for technology companies, which includes lower market valuations and general market and economic uncertainty. So long as the stability of the public equity markets remains uncertain and mergers and acquisitions activity remains slow, we do not expect that investment banking revenue will increase significantly and could decrease if the environment for capital markets and merger and acquisitions does not improve.

        Interest and investment income for the three months ended March 31, 2003 was $1.2 million, compared to $0.9 million for the three months ended March 31, 2002, representing an increase of 32.7%. We earn interest income from the investment of cash balances raised through financing activities until the funds are used in our business. During the first three months of 2003 and 2002, our average monthly cash balance (includes other short term investments) was $130.0 million and $154.1 million, respectively. Our interest and investment income increased in the first quarter of 2003 compared to the same period in 2002 as a result of interest earned on the repayment of a note receivable from a former officer, offset by decreased interest income earned on our cash balance.

        Asset management fees for the three months ended March 31, 2003 were $1.43 million compared to $1.40 million for the three months ended March 31, 2002, representing an increase of 2.4%. This revenue is calculated as a percentage of capital commitments of the funds under our management. Asset management fees earned in the first three months of 2003 and 2002 were relatively consistent as there have been no significant changes in the capital commitments under each fund.

        Loss on investments for the three months ended March 31, 2003 was $0.7 million, compared to a loss of $2.5 million for the three months ended March 31, 2002, representing a decrease of 70.8%. The decrease in this loss primarily consisted of lesser decreases in the fair value of private equity investments. As of March 31, 2003, we held approximately $15.9 million in private equity investments and in investment funds in which the underlying investments are in privately held companies. We carry our investments at fair value, which requires management to make estimates based on available information, which do not necessarily represent the amounts that might ultimately be realized, since such amounts depend on future circumstances and cannot be determined until the investments are actually liquidated. Actual results could differ from those estimates and the differences could be material. We may recognize additional future losses related to our investment portfolio based on specific circumstances surrounding an individual investment or if market conditions decline further in certain sectors.

Expenses

        Total expenses for the three months ended March 31, 2003 were $27.0 million, compared to $62.0 million for the three months ended March 31, 2002. This represents a 56.4% decrease that was attributable to decreases in all expense categories, primarily compensation and benefits expense, loss on consolidation of office space and the charge for discontinuance of European operations and to a lesser extent, communications and technology expense, the charge for impairment of intangible asset and brokerage and clearance expense.

        Compensation and benefits expense for the three months ended March 31, 2003 was $15.4 million, compared to $27.2 million for the three months ended March 31, 2002, representing a decrease of 43.4%. Compensation and benefits expense consists of salaries, bonuses, amortization of restricted stock awards and other benefits paid or provided to the Company's employees. The decrease in compensation and benefits expense from the first quarter of 2003 compared to 2002 primarily related to lower incentive compensation accrued due to the expiration of certain guaranteed contracts as well as lower revenues and a decrease in severance and other charges recorded in the first three months of 2002 related to the decrease in personnel from 305 as of December 31, 2001 to 240 as of March 31, 2002. The decrease in our headcount during the first three months of 2002 resulted primarily from staff reductions due to market conditions and the consolidation of our New York and Stamford offices into one office location in Old Greenwich, Connecticut as well as the downsizing of our San Francisco office and the closing of our European office. Headcount as of March 31, 2003 was 224.

        Brokerage and clearance expense for the three months ended March 31, 2003 was $3.3 million, compared to $4.3 million for the three months ended March 31, 2002, representing a decrease of 24.2%. This expense primarily consists of fees paid to independent floor brokers on the New York Stock Exchange for the execution of institutional customer agency trades, as well as amounts paid to our clearing broker for processing and clearing customers' trades. The decrease in brokerage and clearance expense for the quarter ended March 31, 2003 compared to March 31, 2002 resulted from decreased brokerage revenue and lower clearing fees achieved through negotiations with our clearing broker. We expect our brokerage and clearance expense to fluctuate to the extent we experience an increase or decrease in related commission revenue.

        Amortization of intangible assets and goodwill decreased to $1.0 million for the three months ended March 31, 2003 from $1.5 million for the three months ended March 31, 2002, representing a decrease of 31.5%. The decrease was attributable to the amortization expense that had been recorded on intangible assets related to investment advisory and non-compete agreements during the three months ended March 31, 2002. These intangible assets were written off by the Company as of March 31, 2002 and in the fourth quarter of 2002 as a result of our annual evaluation of our goodwill and intangible assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

        For the three month period ended March 31, 2003, we recorded no charge for impairment of intangible and other assets compared to a charge of $1.1 million for the three months ended March 31, 2002. Under the provisions of SFAS No. 144, an impairment loss is recognized when the estimate of undiscounted future cash flows generated by an asset is less than its carrying amount. Measurement of the impairment loss is based on the present value of the expected future cash flows. The charge recorded in 2002 resulted from the write-off of the carrying value of the investment advisory intangible asset acquired in the merger with STG. The fund STG formerly managed, from which it earned incentive royalties under an agreement with the manager, ceased operations in the first quarter of 2002.

        Communications and technology expense for the three months ended March 31, 2003 was $1.8 million, compared to $4.2 million for the three months ended March 31, 2002, representing a decrease of 56.1%. Communications and technology expense includes costs related to market data services, transaction processing, telephone and other communication charges as well as costs related to our technology infrastructure. Comparing the three months ended March 31, 2002 to 2003, the decrease in these expenses resulted from the consolidation of various market data service contracts as part of an ongoing cost reduction effort, a decrease in communication expense resulting from the decrease in headcount, and the absence in 2003 of a $1.2 million charge during the first three months of 2002 to terminate a contract.

        Marketing and business development expense for the three months ended March 31, 2003 was $1.0 million, compared to $1.8 million for the three months ended March 31, 2002, representing a decrease of 47.1%. Marketing and business development expense consists primarily of travel, entertainment and costs associated with hosting our technology-focused conferences. The decrease from 2002 to 2003 was attributable primarily to decreased advertising costs and a decrease in travel and entertainment expenses resulting from the market slowdown. In the future, we would expect these expenses to fluctuate to the extent we modify our marketing efforts in response to the changing business environment and market conditions.

        Occupancy expense for the three months ended March 31, 2003 was $1.6 million, compared to $2.2 million for the three months ended March 31, 2002, representing a decrease of 28.1%. Occupancy expense includes costs related to leasing office space in Old Greenwich, San Francisco and Boston. The decrease from 2002 to 2003 was attributable to the reduction in headcount, the steps we took to consolidate our east and west coast operations, as well as the discontinuance of our European operations in 2002.

        Depreciation and amortization expense for the three months ended March 31, 2003 was $1.1 million, compared to $2.0 million for the three months ended March 31, 2002, representing a decrease of 43.6%. Depreciation and amortization consists primarily of depreciation and amortization of furniture, equipment, leasehold improvements and computer software. The decrease in depreciation and amortization expense was primarily the result of the write-off of leasehold improvements related to the consolidation of office space in the first quarter of 2002 and the completion of depreciation of assets acquired in the merger with E*OFFERING in the first quarter of 2002.

        Professional services expense for the three months ended March 31, 2003 was $1.1 million, compared to $1.6 million for the three months ended March 31, 2002, a decrease of 30.1%. Professional services expense includes legal, consulting, accounting, recruiting fees and costs related to our strategic relationships with the Gartner Group and Giga Group, which allow us access to their products and services. The decrease from 2002 to 2003 was primarily attributable to reductions in Gartner Inc. and Giga Information Group fees as well as a decrease in recruiting fees.

        Loss from consolidation of office space was $8.5 million for the three months ended March 31, 2002. This loss consisted primarily of adjustments to a reserve established in 2001 related to our lease commitment for an unused portion of our office space in San Francisco, California. In March 2002, we decided to further consolidate our office space in San Francisco as a result of the reduction in headcount, which we believed would increase the likelihood of sublease for the unoccupied portion. Accordingly, we recorded an additional loss reserve of $7.8 million consisting of our lease commitment for the estimated time frame for sublease and the market loss on the additional unused office space over the life of the lease. In addition, we recorded a reserve of $0.7 million that related to the lease for unoccupied office space in Stamford, CT, which expired in March 2003.

        The discontinuance of our European operations in the first quarter of 2002 resulted in a $6.3 million charge for severance and other costs associated with closing STGE's operations, including a $2.8 million loss on foreign exchange translation, which had been reported as a separate component of stockholders' equity.

        Other expenses for the three months ended March 31, 2003 were $0.7 million, compared to $1.3 million for the three months ended March 31, 2002, representing a decrease of 46.2%. Other expenses include costs for office supplies, insurance, subscriptions, registrations, charitable contributions and other general administrative expenses. The decrease from 2002 to 2003 was attributable primarily to an ongoing expense reduction effort and the elimination of a joint venture for which costs were incurred in 2002.

Other

        Minority interest in net loss of subsidiary was a net gain of $8.1 million for the three months ended March 31, 2002. The discontinuance of our European operations in the first quarter of 2002 generated an $8.1 million reduction of minority interest in STGE. All charges related to the discontinuance of the European operations are discussed above.

        For the three months ended March 31, 2003 and 2002, we recorded a net income tax benefit of $0.0 million and $5.7 million, respectively. We record a provision or benefit for income taxes based on our estimated taxable income and periodically assess the need for valuation allowances based on our estimation of future taxable earnings. Our effective tax rate differs from the Federal statutory rate as a result of state and local income taxes and the recording of a valuation allowance. For the three months ended March 31, 2003, we recorded an income tax benefit of $0.6 million and an offsetting valuation allowance of $0.6 million to augment our existing valuation allowance against the net balance of our deferred tax assets, which resulted primarily from net operating loss carryforwards. The valuation allowance at March 31, 2003 was $39.8 million. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, which places primary importance on our historical results of operations. Although management believes our results in prior years were significantly affected by restructuring and other charges, our historical losses and losses incurred in the current fiscal year represented negative evidence sufficient to require a full valuation allowance under the provisions of SFAS 109. We believe that our future results of operations will generate taxable income sufficient to realize the net deferred tax assets, but our belief does not satisfy the requirement for objective evidence under SFAS No. 109 to support the carrying value of the asset. If we are able to realize part or all the deferred tax assets in future periods, we will reduce our provision for income taxes with a release of the valuation allowance in an amount which is more likely than not expected to be realized.

Liquidity and Capital Resources

        As of March 31, 2003, we had $136.9 million in cash, cash equivalents, short-term investments and unrestricted cash held at our clearing broker. We may use cash to repurchase stock from time to time depending on the market for our common stock and other factors; however, we do not currently anticipate any capital expenditures or investments in 2003 that would bring our cash balance significantly below its current level.

        Net cash used in operating activities was $20.9 million for the three months ended March 31, 2003, compared to $42.4 million during the same period in the preceding year. Cash used in operating activities for the three months ended March 31, 2003 was primarily from a net loss of $3.4 million, offset by non-cash adjustments of $5.3 million, a net increase in operating assets of $0.4 million and a decrease in operating liabilities of $22.4 million. Cash used in operating activities for the three months ended March 31, 2002 was primarily from a net loss of $19.2 million, offset by non-cash adjustments of $9.8 million, a net increase in operating assets of $12.4 million, and a decrease in operating liabilities of $20.5 million.

        Net cash used in investing activities was $0.0 million for the three months ended March 31, 2003, compared to $0.8 million for the three months ended March 31, 2002. Cash used in investing activities for the three months ended March 31, 2002 was primarily the result of purchases of furniture, equipment and leasehold improvements.

        Net cash provided by financing activities was $0.7 million for the three months ended March 31, 2003, compared to $2.2 million for the three months ended March 31, 2002. Cash provided by financing activities for the three months ended March 31, 2003 resulted from the repayment of a note receivable from stockholder of $2.8 million and proceeds from the issuance of common stock offset by repurchases of common stock of $2.1 million. Cash provided by financing activities for the three months ended March 31, 2002 resulted primarily from proceeds received from the issuance of common stock for exercise of options.

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

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. As of March 31, 2003, we have not yet determined what effect, if any, FIN 46 will have on our consolidated financial statements.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

        There has been no material change from the Item 305 information included in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

PART II

Item 1—Legal Proceedings

        Certain claims and legal proceedings are described in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002. We are currently subject to claims and legal proceedings arising in the normal course of our business. We do not believe that the resolution of such legal proceedings should have a material adverse effect on us.

Item 2—Changes in Securities and Use of Proceeds

        During the quarter ended March 31, 2003, we repurchased 1.5 million shares at an average price of $1.25 pursuant to our stock repurchase program. On April 17, 2003 our board of directors authorized an increase in our buyback program from 4.6 million shares to 10.0 million shares. As of May 8, 2003, we have repurchased 2.7 million shares at an average price of $1.39.

Item 3—Default upon Senior Securities

        None

Item 4—Submission of Matters to a Vote of Security Holders

        None

Item 5—Other Information

Forward-Looking Statements

        Certain statements in this Form 10-Q that are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements preceded by, followed by, or that include the words "expect," "expected," "will," "may," "anticipate," "believe," and "should" involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or those of the industry in which we operate, to be materially different from any expected future results, performance or achievements expressed or implied in these forward-looking statements.

        Additional information regarding these and other important factors that could cause actual results to differ from those in our forward-looking statements is contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. We hereby incorporate by reference those risk factors into this Form 10-Q. Other additional information regarding important factors that cause results to differ from those in our forward looking statements are contained in our periodic filings with the Securities & Exchange Commission.

Item 6—Exhibits and Reports on Form 8-K

(a)	Exhibits:
99.1	Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K:

On April 23, 2003, we filed a current report on Form 8-K which included, as an exhibit, the press release dated April 22, 2003 in which we reported results for the quarter ended March 31, 2003 and announced that a one for five reverse stock split would be presented for stockholder approval at our annual shareholders' meeting.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Old Greenwich, Connecticut on this 15th day of May 2003.

Dated: May 15, 2003	SOUNDVIEW TECHNOLOGY GROUP, INC.
	By:	/s/ MARK F. LOEHR Mark F. Loehr Chief Executive Officer
	By:	/s/ GERARD P. MAUS Gerard P. Maus Chief Financial and Administrative Officer

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

3.
Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Dated: May 15, 2003	SOUNDVIEW TECHNOLOGY GROUP, INC.
	By:	/s/ MARK F. LOEHR Mark F. Loehr Chief Executive Officer

CERTIFICATION

I, Gerard P. Maus, certify that:

1.
I have reviewed this quarterly report on Form 10-K of SoundView Technology Group, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Dated: May 15, 2003	SOUNDVIEW TECHNOLOGY GROUP, INC.
	By:	/s/ GERARD P. MAUS Gerard P. Maus Chief Financial and Administrative Officer

QuickLinks

SOUNDVIEW TECHNOLOGY GROUP, INC. QUARTERLY REPORT ON FORM 10-Q TABLE OF CONTENTS
PART I—Financial Information
PART I
SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION MARCH 31, 2003 AND DECEMBER 31, 2002
SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2003 AND 2002
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3—Quantitative and Qualitative Disclosures about Market Risk
  Item 4—Controls and Procedures
  PART II
  Item 1—Legal Proceedings
  Item 2—Changes in Securities and Use of Proceeds
  Item 3—Default upon Senior Securities
  Item 4—Submission of Matters to a Vote of Security Holders
  Item 5—Other Information
  Item 6—Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATION
CERTIFICATION