Form 10-Q
period 2003-06-30
SOUNDVIEW TECHNOLOGY GROUP INC
filed 2003-08-14
CIK 1071620

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

Commission File Number 0-26225

SOUNDVIEW TECHNOLOGY GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	13-3900397 (I.R.S. Employer Identification Number)

1700 E. Putnam Avenue, Old Greenwich, CT (Address of Principal Executive Offices)	06870 (Zip Code)

(203) 321-7000 (Registrant's Telephone Number, including Area Code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days: Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes ☒    No ☐

        As of August 8, 2003, there were 20,915,394 shares of the Registrant's common stock outstanding.

SOUNDVIEW TECHNOLOGY GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

PART I—Financial Information

PART I

Item 1—Consolidated Financial Statements

SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2003 AND DECEMBER 31, 2002

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
CASH AND CASH EQUIVALENTS	$46,778,207	$72,863,574
OTHER SHORT TERM INVESTMENTS	79,838,454	76,048,146
RECEIVABLE FROM CLEARING BROKER	12,460,974	8,182,560
SECURITIES OWNED, at market or fair value	4,702,921	4,353,810
INVESTMENT BANKING FEES RECEIVABLE	314,220	752,199
INVESTMENTS	15,316,049	15,560,190
INTANGIBLE ASSETS, net of accumulated amortization of $16,825,508 and $14,788,010 at June 30, 2003 and December 31, 2002, respectively
Goodwill	17,386,576	17,386,576
Institutional Client Relationships	51,277,093	53,314,591
Other	2,170,002	2,170,002
FURNITURE, EQUIPMENT, LEASEHOLD IMPROVEMENTS, COMPUTER SOFTWARE AND LICENSES, net of accumulated depreciation and amortization of $19,725,720 and $17,457,022 at June 30, 2003 and December 31, 2002, respectively	11,353,906	13,622,604
PREPAID EXPENSES	2,590,283	2,077,779
DEFERRED TAX AND OTHER ASSETS, NET	4,499,127	4,518,110

Total assets	$248,687,812	$270,850,141

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Securities sold but not yet purchased, at market value	$659,175	$6,755
Accounts payable and accrued expenses	4,736,524	6,097,869
Accrued compensation	12,103,555	25,543,534
Reserve for lease loss	17,156,825	19,080,636
Other liabilities	7,207,147	8,877,864

Total liabilities	41,863,226	59,606,658

STOCKHOLDERS' EQUITY:
Preferred Stock, $.001 par value, 30,000,000 shares authorized, no shares outstanding at June 30, 2003 and December 31, 2002	—	—
Common Stock, $.01 par value, 100,000,000 shares authorized, 25,388,439 and 26,631,926 shares issued at June 30, 2003 and December 31, 2002, respectively 253,884	253,884	266,319
Common Stock, Class B, $.01 par value, 75,000,000 shares authorized, no shares outstanding at June 30, 2003 and December 31, 2002	—	—
Additional paid-in capital	897,689,717	914,326,443
Accumulated deficit	(628,952,004)	(623,159,216)
Notes receivable from stockholders	(5,750,451)	(8,537,951)
Deferred compensation	(12,322,664)	(10,860,209)
Treasury Stock, at cost, 4,376,395 and 5,609,104 shares at June 30, 2003 and December 31, 2002, respectively	(44,093,896)	(60,791,903)

Total stockholders' equity	206,824,586	211,243,483

Total liabilities and stockholders' equity	$248,687,812	$270,850,141

The accompanying notes are an integral part of these consolidated statements.

SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
REVENUES:
Brokerage	$22,499,438	$27,337,158	$42,453,936	$52,508,009
Investment banking	1,731,688	2,574,179	3,428,365	6,591,874
Interest and investment income	493,815	1,540,457	1,737,432	2,477,544
Asset management fees	1,429,986	1,561,371	2,859,375	2,957,266
Loss on investments	(371,527)	(974,830)	(1,102,703)	(3,481,874)

Total revenues	25,783,400	32,038,335	49,376,405	61,052,819

EXPENSES:
Compensation and benefits	17,558,339	21,221,406	32,934,001	48,382,872
Brokerage and clearance	3,432,795	4,230,914	6,714,544	8,560,616
Marketing and business development	1,065,045	2,226,187	2,019,030	4,030,210
Amortization of intangible assets and goodwill	1,018,749	1,281,249	2,037,498	2,768,056
Impairment of goodwill and other intangibles	—	—	—	1,130,550
Professional services	1,020,270	1,850,679	2,159,163	3,480,691
Communications and technology	2,105,795	2,602,764	3,951,452	6,808,187
Depreciation and amortization	1,130,674	1,256,817	2,268,698	3,273,005
Occupancy	1,715,725	1,793,209	3,288,892	3,982,261
Loss from consolidation of office space	—	—	—	8,479,798
Discontinuance of European operations	—	—	—	6,271,000
Other	834,446	949,655	1,551,030	2,280,397

Total expenses	29,881,838	37,412,880	56,924,308	99,447,643

Net loss before gain on strategic investment, income taxes and minority interest	(4,098,438)	(5,374,545)	(7,547,903)	(38,394,824)
Gain on strategic investment	—	1,185,875	—	1,185,875

Net loss before income taxes and minority interest	(4,098,438)	(4,188,670)	(7,547,903)	(37,208,949)
Income tax (benefit) provision	(1,755,115)	25,899,745	(1,755,115)	20,192,805
Minority interest in net loss of subsidiary	—	—	—	8,087,811

Net loss	$(2,343,323)	$(30,088,415)	$(5,792,788)	$(49,313,943)

Net loss per share (A):
Basic	$(0.13)	$(1.58)	$(0.31)	$(2.61)
Diluted	$(0.13)	$(1.58)	$(0.31)	$(2.61)
Weighted average shares used in the computation of net loss per share (A):
Basic	18,380,608	18,983,858	18,519,145	18,914,117
Diluted	18,380,608	18,983,858	18,519,145	18,914,117

(A)
All share and per share amounts for 2002 and 2003 have been retroactively adjusted to give effect to the one-for-five reverse stock split which became effective before the market opened on June 30, 2003.

The accompanying notes are an integral part of these consolidated statements.

SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

	Six Months Ended June 30,
	2003	2002
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,792,788)	$(49,313,943)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities—
Deferred tax expense (benefit)	—	20,192,805
Depreciation and amortization	4,306,196	6,041,061
Impairment of intangible assets	—	1,130,550
Minority interest	—	(8,087,811)
Write-off of computer software and equipment	—	74,010
Loss from consolidation of office space	—	1,074,173
Non-cash charges on discontinuance of European operations	—	3,154,125
Loss on investments	1,102,703	3,481,874
Compensation expense on restricted stock awards	4,858,175	5,557,674
(Increase) decrease in operating assets —
Other short term investments	(3,790,308)	28,479,905
Receivable from clearing broker	(4,278,414)	(1,881,682)
Securities owned	(349,111)	1,087,073
Investment banking fees receivable	437,979	870,674
Investments	(858,562)	571,056
Prepaid expenses	(512,504)	(549,981)
Other assets	23,914	(366,046)
Increase (decrease) in operating liabilities —
Securities sold but not yet purchased	652,420	401,759
Accounts payable and accrued expenses	(1,361,345)	(2,486,953)
Accrued compensation	(13,439,979)	(16,158,327)
Other liabilities	(3,594,528)	8,321,634
Net cash (used in) provided by operating activities	(22,596,152)	1,593,630
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in STGE	—	(71,125)
Computer software purchased	—	(69,755)
Reimbursements for purchases of furniture, equipment and leasehold improvements	—	130,094

Net cash used in investing activities	—	(10,786)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes receivable from stockholders	2,787,500	—
Repurchases of common stock	(6,430,888)	(410,676)
Proceeds from issuance of common stock	154,173	2,729,208

Net cash provided by (used in) financing activities	(3,489,215)	2,318,532

Net (decrease) increase in cash and cash equivalents	(26,085,367)	3,901,376
Cash and cash equivalents, beginning of period	72,863,574	60,508,406

Cash and cash equivalents, end of period	$46,778,207	$64,409,782

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for taxes	$—	$—
NON-CASH TRANSACTIONS:
Repurchase of common stock for receivables	—	445,623
Issuances of restricted stock to employees, net of forfeitures	6,320,029	2,460,359

The accompanying notes are an integral part of these consolidated statements.

SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003 AND 2002

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

        The Company is a research driven securities firm focused on technology and other growth sectors that provides services to an institutional and issuer client base. The Company produces comprehensive sell-side research on over 180 companies. The Company's brokerage operations provide a variety of sales and trading services to institutional investors. Through the Company's venture capital operations, it has established and currently manages a number of venture capital funds that provide investors with the opportunity to participate in technology and internet related investments.

        STC has an agreement with Bear Stearns & Co. ("Bear Stearns" or the "clearing broker"), pursuant to which Bear Stearns clears securities transactions, carries customers' accounts on a fully disclosed basis, and performs record keeping functions for STC.

        These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results for the periods presented in conformity with accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and filed with the SEC on March 21, 2003. Results of the interim periods are not necessarily indicative of results to be obtained for a full fiscal year.

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

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries STC, WCC and SoundView Ventures, as well as its majority-owned subsidiary STGE. Material intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are comprised primarily of deposits with financial institutions which are invested in non-interest bearing accounts ($1.9 million), money market instruments ($35.2 million) and short-term commercial paper ($9.7 million).

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

Goodwill and Other Intangible Assets

        Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS No. 142, goodwill is no longer amortized into the income statement over an estimated life, but rather is tested at least annually for impairment. Other intangible assets, which have finite lives, continue to be amortized over their estimated useful lives and are subject to impairment testing under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

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

        Securities owned for investment purposes consist of publicly traded and privately held securities and are stated at market or fair value, with the accompanying gains or losses included in loss on investments in the statements of operations.

Lease Loss

        The Company records a lease loss reserve for the impairment of its obligations under certain of its operating leases for unoccupied office space. The lease loss reserve is determined based on the lease obligation for the remainder of the lease term reduced by estimated sublease payments from the leased property.

Stock Based Compensation

        SFAS No. 123, Accounting for Stock-Based Compensation, encourages but does not require adoption of a fair value-based accounting method for stock-based compensation arrangements. An entity may continue to apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations, provided the entity discloses its proforma net income and earnings per share as if the fair value-based method had been applied in measuring compensation cost. As permitted, the Company has accounted for options granted to employees using the intrinsic value method prescribed by APB 25. The Company has granted options with exercise prices that are equal to or greater than the market price of such common stock at the date of grant, and, accordingly, the Company has recorded no related compensation expense. For restricted stock issued with future service requirements, compensation expense is recognized over the relevant vesting period.

        In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. As the Company currently follows the intrinsic value method described in APB 25, the transition provision of FAS 148 does not apply.

        If the Company had recorded compensation expense for its stock options granted for the three and six month periods ended June 30, 2003 and 2002, in accordance with SFAS No. 123, the Company's pro forma net loss and pro forma net loss per share would be as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss, as reported	$(2,343,323)	$(30,088,415)	$(5,792,788)	$(49,313,943)
Add stock-based employee compensation included in reported net loss, net of related tax effects	1,573,110	1,313,558	3,182,105	3,640,276
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,284,784)	(2,262,380)	(4,663,792)	(5,488,562)

Pro forma net loss	$(3,054,997)	$(31,037,237)	$(7,274,475)	$(51,162,229)

Net loss per common share(A):
Basic—as reported	$(0.13)	$(1.58)	$(0.31)	$(2.61)
Basic—pro forma	$(0.17)	$(1.63)	$(0.39)	$(2.70)
Diluted—as reported	$(0.13)	$(1.58)	$(0.31)	$(2.61)
Diluted—pro forma	$(0.17)	$(1.63)	$(0.39)	$(2.70)

(A)
All share and per share amounts for 2002 and 2003 have been retroactively adjusted to give effect to the one-for-five reverse stock split which became effective before the market opened on June 30, 2003.

Reportable Operating Segment

        The Company considers its present operations to be one reportable segment for purposes of presenting financial information and for evaluating its performance. The financial statement information presented in the accompanying consolidated financial statements is consistent with the preparation of financial information for the purpose of internal use.

Income Taxes

        The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that realization of such benefits is more likely than not.

New Accounting Pronouncements

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is continuing to assess the impact of FIN 46 on its consolidated financial statements. The Company may be required to consolidate the private equity investment partnerships currently under its management and in which it has either limited or general partnership interests beginning in the third quarter of 2003.

3.    SECURITIES OWNED

	June 30, 2003	December 31, 2002
Equity securities	$1,005,156	$276,045
Certificates of deposit	3,697,765	4,077,765

	$4,702,921	$4,353,810

        As of June 30, 2003 and December 31, 2002, certificates of deposit are pledged as collateral for certain of the Company's lease commitments.

4.    LOSS FROM CONSOLIDATION OF OFFICE SPACE

        The Company recorded a loss from consolidation of office space of approximately $8.5 million for the six months ended June 30, 2002. This charge included an adjustment to the estimated reserve for the Company's lease commitment through March 2011 for an unused portion of its office space in San

Francisco, California that is being held for sublease at a lower rate than the lease rate. The following table summarizes the reserve for unoccupied office space for the six months ended June 30, 2003:

Balance, December 31, 2002	$19,080,636
Charges against reserve	(1,923,811)

Balance, June 30, 2003	$17,156,825

5.    GOODWILL AND OTHER INTANGIBLE ASSETS

        The Company adopted SFAS No. 142 on January 1, 2002. SFAS No. 142 requires that the Company's goodwill be evaluated for impairment upon adoption and at least annually thereafter which the Company has determined will occur in its fiscal fourth quarter in the absence of circumstances suggesting an evaluation in an earlier quarter. In connection with the initial adoption of SFAS No. 142, on January 1, 2002, the Company determined that no adjustment was necessary to the carrying value of its goodwill. Subsequent to the adoption of SFAS No. 142, the continued economic slowdown and weakened business environment as well as other factors negatively impacted the Company's business. During the fourth quarter of 2002, the Company performed its annual evaluation of its enterprise value to make a determination as to whether the recorded amounts of goodwill were potentially impaired. In estimating the fair value of the enterprise, the Company used valuation techniques based on market capitalization and market multiples for comparable businesses. Based on this evaluation, the Company determined that the carrying value of its goodwill was impaired and recorded an impairment charge of $163.3 million in the fourth quarter of 2002.

        Additionally, the Company adopted SFAS No. 144 on January 1, 2002. Under the provisions of SFAS No. 144, an impairment loss is recognized when the estimate of undiscounted future cash flows generated by an asset is less than its carrying amount. Measurement of the impairment loss is based on the present value of the expected future cash flows. During the six months ended June 30, 2002, the Company wrote-off the carrying value of its investment advisory intangible asset as the fund from which it earned incentive royalties under an agreement with the manager ceased operations. In addition, the Company determined that the carrying value of its intangible asset related to employee non-compete agreements was impaired. Accordingly, in the first and fourth quarters of 2002, the Company recorded impairment charges of $1.1 million and $1.4 million, respectively, related to these assets.

        In accordance with the provisions of SFAS No. 142, the Company's goodwill and trade name intangible asset are not being amortized. There was no change in the carrying amount of goodwill and the trade name intangible asset during the three and six months ended June 30, 2003 and 2002.

        Intangible assets subject to amortization under SFAS No. 142 at June 30, 2003 include the institutional client relationship intangible asset which is currently being amortized over its remaining useful life of 13 years. The estimated annual amortization expense related to the institutional client relationship intangible asset is approximately $4.1 million. The following table sets forth the gross carrying value, accumulated amortization and net carrying amount of intangible assets subject to amortization at June 30, 2003 and December 31, 2002:

	June 30, 2003	December 31, 2002
Institutional Client Relationships:
Gross carrying amount	$65,200,000	$65,200,000
Accumulated amortization	(13,922,907)	(11,885,409)

Net carrying amount	$51,277,093	$53,314,591

Investment Advisory Contract:
Gross carrying amount	$—	$3,700,000
Accumulated amortization	—	(2,569,445)
Impairment charge	—	(1,130,555)

Net carrying amount	$—	$—

Non-Compete Agreements:
Gross carrying amount	$—	$4,200,000
Accumulated amortization	—	(2,800,000)
Impairment charge	—	(1,400,000)

Net carrying amount	$—	$—

6.    INCOME TAXES

        The Company files consolidated Federal and combined state and local income tax returns with certain of its wholly-owned subsidiaries. The components of the Company's income tax expense (benefit) for the three-month and six-month periods ended June 30, 2003 and 2002 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Current:
Federal	$—	$—	$—	$—
State and local	(1,755,115)	—	—	—

	(1,755,115)	—	—	—

Deferred:
Federal	—	25,486,144	—	19,898,949
State and local	—	413,601	—	293,856

	—	25,899,745	—	20,192,805

Net income tax benefit	$(1,755,115)	$25,899,745	$—	$20,192,805

        The effective income tax rate differs from the amount computed by applying the federal statutory income tax rate because of the effect of state and local taxes and certain nondeductible expenses, including amortization of intangible assets. For the three and six months ended June 30, 2002, the difference is additionally attributable to the establishment of a valuation allowance against the net deferred tax asset balance.

        For the three and six months ended June 30, 2003, the Company recorded income tax benefits of $2.6 million and $3.2 million, respectively, and offsetting valuation allowances of $0.8 million and $1.4 million, respectively, against the income tax benefit generated from the Company's operating losses during the period. The resulting net income tax benefit of $1.8 million for the three and six months ended June 30, 2003 resulted from the settlement of a state tax examination. The valuation allowance at June 30, 2003 was $40.6 million. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109 which places primary importance on the Company's historical results of operations. Although the Company's results in prior years were significantly affected by restructuring and other charges, the Company's historical losses combined with the losses incurred in the current fiscal year represent negative evidence sufficient to require a full valuation allowance under the provisions of SFAS No. 109. If the Company is able to realize part or all the deferred tax assets in future periods, it will reduce its provision for income taxes with a release of the valuation allowance in an amount which is more likely than not expected to be realized. The majority of the Company's net operating loss carryforwards expire in 2018 through 2022.

7.    EMPLOYEE BENEFIT PLANS AND OTHER COMPENSATION

Stock Incentive Plan

        The Company has adopted a stock incentive plan that permits the granting of stock options, restricted stock and other awards to employees, directors and certain consultants of the Company. The exercise price of any share covered by an option granted to a person owning more than 10% of the voting power of all classes of stock of the Company cannot be less than 110% of the fair market value on the day of the grant. The exercise price of any share covered by an option granted to any person cannot be less than 85% of the fair value on the day of the grant. Options expire five or ten years from the date of grant, with the majority of the options expiring in the year 2012.

        As of June 30, 2003, the Company had 2,883,372 outstanding options with a range of exercise prices between $1.90 and $97.50 per share and a weighted average exercise price of $11.90.

8.    WARRANTS OUTSTANDING

        As of June 30, 2003 and December 31, 2002, the Company had 1,148,852 outstanding warrants with a range of exercise prices between $7.15 and $27.86. These warrants are exercisable for 21,392 shares of common stock and 1,127,460 shares of Class B Common Stock. The majority of these warrants expire in 2004.

9.    COMMITMENTS AND CONTINGENCIES

        The Company has operating leases covering office space in Old Greenwich, Connecticut, San Francisco, California, Boston, Massachusetts and London, England. These leases include scheduled rent increases and have various expirations ranging from 2006 to 2011. Future lease commitments for the remainder of 2003, the succeeding four years and thereafter are as follows:

Minimum Lease Obligation
Remainder of 2003	$4,358,601
2004	9,040,728
2005	9,319,178
2006	8,111,670
2007	6,587,055
Thereafter	19,352,559

        The Company is obligated under three leases for office space in San Francisco, California and London, England that it does not occupy. Future lease commitments, which are included in the table above, and sublease payments, which are not included as an offset to the future minimum payments, as of June 30, 2003 through the life of these leases are as follows:

	San Francisco— lease 1	San Francisco— lease 2	London
Total lease commitment	$6,982,320	$22,785,298	$2,125,691
Sublease income	$7,373,780	$1,793,440	$448,000
Lease Expiration	October 31, 2009	March 31, 2011	October 15, 2010
Sublease expiration	October 31, 2009	February 28, 2008	February 13, 2006

        Two floors of office space included in the London lease have been assigned to another tenant under the same terms as the original lease. However, the Company has guaranteed that assignment, and therefore remains liable for the lease payments in the event the assignee does not pay. The total lease commitment of $3.8 million covered under the assignment is not included in either of the tables above.

        The Company is currently subject to claims and legal proceedings arising in the normal course of its business. In the opinion of management, the resolution of such claims and legal proceedings should not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

        The Company has committed $10 million as a limited partner in Dawntreader Fund II LP, which is managed by the Company's Venture Capital Fund Group. As of June 30, 2003, there was approximately $3.9 million of the Company's commitment remaining to be drawn down by the fund. The fund's term ends on December 31, 2010, but may be extended for up to two additional one-year periods.

        The Company is committed under contract with certain key employees to pay guaranteed compensation of approximately $10.5 million for the year ended December 31, 2003.

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

11.    NET CAPITAL REQUIREMENTS

        As a registered broker-dealer, STC is subject to the SEC's Uniform Net Capital Rule 15c3-1 (the "Rule"). STC has elected to use the alternative method permitted by the Rule. Under the alternative method, STC is required to maintain minimum net capital, as defined, equal to the greater of $250,000 or an amount determinable based on the market prices and number of securities in which STC acts as a market maker. Net capital and aggregate minimum requirements change from day to day. As of June 30, 2003 and December 31, 2002, STC had net capital of $98.0 million and $99.3 million, respectively, which was $96.9 million and $98.4 million in excess of the minimum net capital requirements, respectively. The capital rules of the SEC and NASD also provide that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than the minimum requirements. Capital withdrawals are also subject to certain notification and other provisions of the SEC. Under the clearing arrangement with the clearing broker, the Company is required to maintain certain minimum levels of net capital (equal to the greater of $150,000 or minimum net capital under the Rule) and comply with other financial ratio requirements. As of June 30, 2003, the Company was in compliance with all such requirements. Proprietary accounts held at the clearing broker ("PAIB Assets") are considered allowable assets in the computation of net capital pursuant to a clearing agreement between STC and the clearing broker which requires, among other things, for the clearing broker to perform a computation of PAIB Assets similar to the customer reserve computation under SEC Rule 15c3-3.

12.    NET LOSS PER SHARE

        Immediately before the start of trading on June 30, 2003, the Company effected a one-for-five reverse stock split of its common stock. The following table sets forth the calculation of shares used in the computation of basic and diluted net loss per share. All share and per share amounts for 2002 and 2003 have been retroactively adjusted to give effect to the one-for-five reverse stock split.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Shares used in computations:
Weighted average common shares used in computation of basic net loss per share	18,380,608	18,983,858	18,519,145	18,914,117
Dilutive effect of common stock equivalents	—	—	—	—

Weighted average common shares used in computation of diluted net loss per share	18,380,608	18,983,858	18,519,145	18,914,117

        Because the Company reported a net loss for these periods, the calculations of diluted earnings per share in those periods do not include options, warrants and common stock collateralizing the notes receivable from stockholders, as they are anti-dilutive and would result in a reduction of net loss per share. If the Company had reported net income, there would have been an additional 292,984 shares and 813,009 shares for the three month periods ended June 30, 2003 and 2002, respectively, and an additional 40,441 shares and 1,108,490 shares for the six month periods ended June 30, 2003 and 2002, respectively, included in the calculation of diluted earnings per share.

13.    TENDER OFFER

        The Company commenced a tender offer for the purchase of shares of its common stock, par value $0.01 per share, held by persons owning fewer than 100 shares (each, an "odd-lot stockholder") immediately before the start of trading on June 30, 2003 after adjusting to give effect to the one-for-five reverse stock split. The Company will pay $11.00 for each share properly tendered by an odd-lot stockholder. This price represents a premium of 8% over the closing price of the common stock on the NASDAQ Stock Market on June 30, 2003. The tender offer is not conditioned on the receipt of any minimum number of tenders. The tender offer will expire at 5:00 p.m., Eastern Daylight time, on Friday, August 15, 2003, unless an extension is subsequently announced. Odd-lot stockholders who would like to accept the offer must tender all shares that they own. Partial tenders will not be accepted. Odd-lot stockholders have the right to tender their shares and withdraw tendered shares until the expiration of the offer, thus the number of shares tendered will not be known until then. The odd-lot tender offer is intended to reduce the administrative cost associated with the smallest accounts and provide a cost effective method for odd-lot stockholders to dispose of small numbers of shares. The Company does not believe that the odd-lot tender will have a material impact on its consolidated financial statements.

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

        SoundView is a research driven securities firm focused on technology and other growth sectors. SoundView produces comprehensive sell-side research on over 180 companies. Our brokerage operations provide a variety of sales and trading services to institutional investors. We leverage our industry expertise through a sales force which has a comprehensive and special understanding of the complexity involved in investing in these industries. Our investment banking services include public underwriting, mergers and acquisitions and strategic services and private equity. Our venture capital operation has established and currently manages a number of venture capital funds that provide investors with the opportunity to participate in technology related investments.

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

Current Market Environment

        As a research driven securities firm focused on technology and other growth sectors, our business and operations are affected by the U.S. and global economic environment and financial market conditions. The performance of the equity capital markets, and in particular the market for technology companies, significantly influences the strength of our business operations. We have operated under unfavorable market conditions that prevailed throughout 2002 and extended into 2003 as a result of a global economic slowdown and weakness in the technology sector. Markets have recently shown signs of improvement, but the sustainability of this improvement is not certain. Additionally, during 2002, confidence in the markets was affected by concerns surrounding the financial reporting and accounting practices of certain public companies. Our institutional brokerage operations may be negatively affected by overall market volatility, and more specifically, by periods of declining prices or trading volumes in technology stocks. Market uncertainty continues and it is not clear that the equity markets will become active again for initial public offerings on terms acceptable to prospective technology issuers and when or whether we will experience a related increase in revenue from public investment banking activity. We continue to advise on private equity financings as well as merger and acquisition activity.

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

Results of Operations for the Three and Six Months Ended June 30, 2003 as Compared to the Three and Six Months Ended June 30, 2002

Revenues

        Total revenues for the three months ended June 30, 2003 decreased 19.5% to $25.8 million from $32.0 million for the three months ended June 30, 2002. Total revenues for the six months ended June 30, 2003 were $49.4 million, representing a 19.1% decrease from $61.1 million of revenues for the six months ended June 30, 2002. The decrease was primarily attributable to decreases in brokerage revenue and investment-banking revenue, partially offset by a decrease in loss from investments.

        Brokerage revenue for the three months ended June 30, 2003 was $22.5 million, compared to $27.3 million for the three months ended June 30, 2002, representing a decrease of 17.7%. Brokerage revenue for the six months ended June 30, 2003 decreased 19.1% to $42.5 million from $52.5 million for the six months ended June 30, 2002. The decrease was the result of decreased market activity resulting from continued weakness in the equity markets. Because commissions on certain trades are subject to negotiation, downward pricing pressure from clients as well as level to slightly lower trading volumes on technology stocks influence the level of commissions and trading revenues earned during periods of level trading activity.

        Investment banking revenue for the three months ended June 30, 2003 was $1.7 million, compared to $2.6 million for the three months ended June 30, 2002, representing a decrease of 32.7%. For the six months ended June 30, 2003, investment banking revenue was $3.4 million, compared to $6.6 million for the six months ended June 30, 2002, representing a decrease of 48.0%. Investment banking revenue is primarily derived from the public offering of equity securities, mergers and acquisitions, strategic advisory services and private equity offerings. The decrease in investment banking revenue in 2003 as compared to 2002 was attributable to unfavorable issuing conditions for technology companies, which include lower market valuations and general market and economic uncertainty. So long as the stability of the public equity markets remains uncertain, we do not expect that investment banking revenue will increase significantly and could decrease if the environment for capital markets activity and mergers and acquisitions does not improve.

        Interest and investment income for the three months ended June 30, 2003 was $0.5 million, compared to $1.5 million for the three months ended June 30, 2002, representing a decrease of 67.9%. Interest and investment income decreased 29.9% to $1.7 million for the six months ended June 30, 2003, compared to $2.5 million for the six months ended June 30, 2002. We earn interest income from the investment of cash balances raised through financing activities until the funds are used in our business. During the first six months of 2003 and 2002, our average monthly cash balance (including other short term investments) was $131.0 million and $155.5 million, respectively. Our interest and investment income decreased as a result of a decrease in interest bearing cash balances and earning a lower interest rate on our invested cash.

        Asset management fees for the three months ended June 30, 2003 were $1.4 million compared to $1.6 million for the three months ended June 30, 2002, representing a decrease of 8.4%. Asset management fees decreased 3.3% to $2.9 million for the six months ended June 30, 2003 compared to

$3.0 million for the six months ended June 30, 2002. This revenue is calculated as a percentage of capital commitments of the funds under our management. Asset management fees earned in the first six months of 2003 and 2002 were relatively consistent as there have been no significant changes in the capital commitments under each fund.

        Loss on investments for the three months ended June 30, 2003 was $0.4 million, compared to a loss of $1.0 million for the three months ended June 30, 2002, representing a decrease of 61.9%. Loss on investments for the six months ended June 30, 2003 was $1.1 million, a decrease of 68.3% from $3.5 million for the six months ended June 30, 2002, reflecting less writedowns in the fair value of private equity investments. As of June 30, 2003, we held approximately $15.3 million in private equity investments and in investment funds in which the underlying investments are in privately held companies. We carry our investments at fair value, which requires management to make estimates based on available information, which do not necessarily represent the amounts that might ultimately be realized, since such amounts depend on future circumstances and cannot be determined until the investments are actually liquidated. Actual results could differ from those estimates and the differences could be material. We may recognize additional future losses related to our investment portfolio based on specific circumstances surrounding an individual investment or if market conditions decline further in certain sectors.

Expenses

        Total expenses for the three months ended June 30, 2003 were $29.9 million, compared to $37.4 million for the three months ended June 30, 2002, representing a decrease of 20.1%. Total expenses decreased 42.8% to $56.9 million for the six months ended June 30, 2003, compared to $99.4 million for the six months ended June 30, 2002. For the three months ended June 30, 2003, the decrease was attributable to decreases in all expense categories, primarily compensation and benefits expense, marketing and business development, professional services and brokerage and clearance charges and, to a lesser extent, communications and technology expense and occupancy. For the six months ended June 30, 2003, the decrease was also attributable to decreases in all expense categories in addition to the absence, in 2003, of charges related to the consolidation of office space, the discontinuance of European operations and goodwill impairment.

        Compensation and benefits expense for the three months ended June 30, 2003 was $17.6 million, compared to $21.2 million for the three months ended June 30, 2002, representing a decrease of 17.3%. For the six months ended June 30, 2003, compensation and benefits expense was $32.9 million, compared to $48.4 million for the six months ended June 30, 2002, a decrease of 31.9%. Compensation and benefits expense consists of salaries, bonuses, amortization of restricted stock awards and other benefits paid or provided to the Company's employees. The decrease in compensation and benefits expense from the first half of 2003 compared to 2002 primarily relates to lower incentive compensation accrued due to the expiration of certain guaranteed contracts as well as lower revenues and a decrease in severance and other charges recorded in the first six months of 2002 related to the decrease in personnel from 305 as of December 31, 2001 to 239 as of June 30, 2002. The decrease in our headcount, which occurred primarily in the first quarter of 2002, was mainly the result of staff reductions due to market conditions and the consolidation of our New York and Stamford offices into one office location in Old Greenwich, Connecticut as well as the downsizing of our San Francisco office and the closing of our European office. Headcount as of June 30, 2003 was 226.

        Brokerage and clearance expense for the three months ended June 30, 2003 was $3.4 million, compared to $4.2 million for the three months ended June 30, 2002, representing a decrease of 18.9%. Brokerage and clearing expenses decreased 21.6% to $6.7 million for the six months ended June 30, 2003 from $8.6 million for the six months ended June 30, 2002. This expense primarily consists of amounts paid to our clearing broker for processing and clearing customers' trades as well as fees paid to independent floor brokers on the New York Stock Exchange and electronic communication networks for the execution of institutional customer trades. The decrease in brokerage and clearance expense for the first half of 2003 compared to the first half of 2002 resulted from decreased brokerage revenue and lower clearing fees achieved through negotiations with our clearing broker. We expect our brokerage and clearance expense to fluctuate to the extent we experience an increase or decrease in related commission revenue.

        Marketing and business development expense for the three and six months ended June 30, 2003 was $1.1 million and $2.0 million, respectively, compared to $2.2 million and $4.0 million for the three and six months ended June 30, 2002, respectively, representing a decrease of 52.2% and 49.9%, respectively. Marketing and business development expense consists primarily of travel, entertainment and costs associated with hosting our technology-focused conferences. The decrease from 2002 to 2003 was attributable primarily to decreased conference and advertising costs and a decrease in travel and entertainment expenses resulting from the market slowdown. In the future, we would expect these expenses to fluctuate to the extent we modify our marketing efforts in response to the changing business environment and market conditions.

        Amortization of intangible assets and goodwill decreased to $1.0 million for the three months ended June 30, 2003 from $1.3 million for the three months ended June 30, 2002, representing a decrease of 20.5%. For the six months ended June 30, 2003, amortization of intangible assets and goodwill decreased 26.4% to $2.0 million compared to $2.8 million for the six months ended June 30, 2002. The decrease was attributable to the amortization expense that had been recorded on intangible assets related to investment advisory and non-compete agreements during the three months ended March 31, 2002. These intangible assets were written off by us as of March 31, 2002 and in the fourth quarter of 2002 as a result of our annual evaluation of our goodwill and intangible assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

        For the six month period ended June 30, 2003, we recorded no charge for impairment of goodwill and other intangibles compared to a charge of $1.1 million the six months ended June 30, 2002. Under the provisions of SFAS No. 144, an impairment loss is recognized when the estimate of undiscounted future cash flows generated by an asset is less than its carrying amount. Measurement of the impairment loss is based on the present value of the expected future cash flows. The charge recorded in 2002 resulted from the write-off of the carrying value of the investment advisory intangible asset acquired in the merger with STG. The fund STG formerly managed, from which it earned incentive royalties under an agreement with the manager, ceased operations in the first quarter of 2002.

        Professional services expense for the three months ended June 30, 2003 was $1.0 million, compared to $1.9 million for the three months ended June 30, 2002, a decrease of 44.9%. Professional service expense decreased 38.0% to $2.2 million for the six months ended June 30, 2003 from $3.5 million for the six months ended June 30, 2002. Professional services expense includes legal, consulting, accounting, recruiting fees and costs related to our strategic relationships with the Gartner Group and Giga Group, which allow us access to their products and services. The decrease from 2002 to 2003 was primarily attributable to reductions in Giga Information Group fees as well as a decrease in recruiting fees.

        Communications and technology expense for the three months ended June 30, 2003 was $2.1 million, compared to $2.6 million for the three months ended June 30, 2002, representing a decrease of 19.1%. Communication and technology expense decreased 42.0% to $4.0 million for the six months ended June 30, 2003 compared to $6.8 million for the six months ended June 30, 2002. Communications and technology expense includes costs related to market data services, transaction processing, telephone and other communication charges as well as costs related to our technology infrastructure. Comparing the six months ended June 30, 2002 to the comparable period in 2003, the decrease in these expenses resulted from the consolidation of various market data service contracts as part of an ongoing cost reduction effort, a decrease in communication expense resulting from the decrease in headcount, and the absence in 2003 of a $1.2 million charge during the first six months of 2002 to terminate a contract.

        Depreciation and amortization expense for the three months ended June 30, 2003 was $1.1 million, compared to $1.3 million for the three months ended June 30, 2002, representing a decrease of 10.0%. Depreciation and amortization expense decreased 30.7% to $2.3 million for the six months ended June 30, 2003 from $3.3 million for the six months ended June 30, 2002. Depreciation and amortization consists primarily of depreciation and amortization of furniture, equipment, leasehold improvements and computer software. The decrease in depreciation and amortization expense was primarily the result of the write-off of leasehold improvements related to the consolidation of office space in the first quarter of 2002 and the completion of depreciation of assets acquired in the merger with E*OFFERING in the first quarter of 2002.

        Occupancy expense for the three months ended June 30, 2003 was $1.7 million, compared to $1.8 million for the three months ended June 30, 2002, representing a decrease of 4.3%. For the six months ended June 30, 2003, occupancy expense was $3.3 million, a decrease of 17.4% from $4.0 million for the six months ended June 30, 2002. Occupancy expense includes costs related to leasing office space in Old Greenwich, San Francisco and Boston. The decrease from 2002 to 2003 was attributable to the reduction in headcount, the steps we took to consolidate our east and west coast operations, as well as the discontinuance of our European operations in 2002.

        Loss from consolidation of office space was $8.5 million for the six months ended June 30, 2002. This loss consisted primarily of adjustments to a reserve established in 2001 related to our lease commitment for an unused portion of our office space in San Francisco, California. In March 2002, we decided to further consolidate our office space in San Francisco as a result of the reduction in headcount, which we believed would increase the likelihood of sublease for the unoccupied portion. Accordingly, we recorded an additional loss reserve of $7.8 million consisting of our lease commitment for the estimated time frame for sublease and the market loss on the additional unused office space over the life of the lease. In addition, we recorded a reserve of $0.7 million that related to the lease for unoccupied office space in Stamford, Connecticut, which expired in March 2003.

        The discontinuance of our European operations in the first half of 2002 resulted in a $6.3 million charge for severance and other costs associated with closing STGE's operations, including a $2.8 million loss on foreign exchange translation, which had been reported as a separate component of stockholders' equity.

        Other expenses for the three months ended June 30, 2003 were $0.8 million, compared to $0.9 million for the three months ended June 30, 2002, representing a decrease of 12.1%. Other expenses decreased 32.0% to $1.6 million for the six months ended June 30, 2003 from $2.3 million for the six months ended June 30, 2002. Other expenses include costs for office supplies, insurance, subscriptions, registrations, charitable contributions and other general administrative expenses. The decrease from 2002 to 2003 was attributable primarily to an ongoing expense reduction effort, decreased arbitration settlement costs and the elimination of a joint venture for which costs were incurred in 2002.

Other

        Minority interest in net loss of subsidiary was a net gain of $8.1 million for the six months ended June 30, 2002. The discontinuance of our European operations in the first quarter of 2002 generated an $8.1 million reduction of minority interest in STGE. All charges related to the discontinuance of the European operations are discussed above.

        For the three and six months ended June 30, 2003, we recorded income tax benefits of $2.6 million and $3.2 million, respectively, and offsetting valuation allowances of $0.8 million and $1.4 million, respectively, against the income tax benefit generated from our operating losses during the period. The resulting net income tax benefit of $1.8 million for the three and six months ended June 30, 2003 resulted from the settlement of a state tax examination. For the three and six months ended June 30, 2002, we recorded income taxes of $25.9 million and $20.2 million, respectively. We record a provision or benefit for income taxes based on our estimated taxable income and periodically assess the need for valuation allowances based on our estimation of future taxable earnings. Our effective tax rate differs from the Federal statutory rate as a result of state and local income taxes and the recording of a valuation allowance. The valuation allowance at June 30, 2003 was $40.6 million. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes which places primary importance on our historical results of operations. Although management believes our results in prior years were significantly affected by restructuring and other charges, our historical losses and losses incurred in the current fiscal year represented negative evidence sufficient to require a full valuation allowance under the provisions of SFAS No. 109. We believe that our future results of operations will generate taxable income sufficient to realize the net deferred tax assets, but our belief does not satisfy the requirement for objective evidence under SFAS No. 109 to support the carrying value of the asset. If we are able to realize part or all the deferred tax assets in future periods, we will reduce our provision for income taxes with a release of the valuation allowance in an amount which is more likely than not expected to be realized.

Liquidity and Capital Resources

        As of June 30, 2003, we held $139.1 million in cash, cash equivalents, short-term investments and unrestricted cash held at our clearing broker. We may use cash to repurchase stock from time to time depending on the market for our common stock and other factors, including the tender offer for the purchase of shares of our common stock held by persons owning fewer than 100 shares (each, an "odd-lot stockholder") immediately before the start of trading on June 30, 2003, after adjusting to give effect to the one-for-five reverse stock split. We will pay $11.00 for each share properly tendered by an odd-lot stockholder. Odd-lot stockholders have the right to tender their shares and withdraw tendered shares until the expiration of this tender offer at 5:00 p.m., Eastern Daylight time, on Friday, August 15, 2003, unless an extension is subsequently announced, thus the exact number of shares tendered will not be known until then. We do not believe that the odd-lot tender will have a material impact on our liquidity and capital resources. We additionally intend to use cash in the ongoing growth and expansion of our business.

        Net cash used in operating activities was $22.6 million for the six months ended June 30, 2003, compared to net cash provided by operating activities of $1.6 million during the same period in the preceding year. Cash used in operating activities for the six months ended June 30, 2003 resulted from a net loss of $5.8 million, offset by non-cash adjustments of $10.3 million, a net increase in operating assets of $9.4 million and a net decrease in operating liabilities of $17.7 million. Cash provided by operating activities for the six months ended June 30, 2002 resulted from a net loss of $49.3 million, offset by non-cash adjustments of $32.6 million, a net decrease in operating assets of $28.2 million and a decrease in operating liabilities of $9.9 million.

        Net cash used in investing activities was $0 for the six months ended June 30, 2003, compared to approximately $10,000 for the six months ended June 30, 2002. Cash used in investing activities for the six months ended June 30, 2002 was the result of reimbursements received for furniture, equipment and leasehold improvements offset by purchases of computer software.

        Net cash used in financing activities was $3.5 million for the six months ended June 30, 2003, compared to net cash provided by financing activities of $2.3 million for the six months ended June 30, 2002. Cash used in financing activities for the six months ended June 30, 2003 resulted repurchases of common stock of $6.4 million offset by the repayment of a note receivable from stockholder of $2.8 million and proceeds from the issuance of common stock. Cash provided by financing activities for the six months ended June 30, 2002 resulted primarily from proceeds received from the issuance of common stock for exercise of options.

New Accounting Pronouncements

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is continuing to assess the impact of FIN 46 on its consolidated financial statements. The Company may be required to consolidate the private equity investment partnerships currently under its management and in which it has either limited or general partnership interests beginning in the third quarter of 2003.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

        There has been no material change from the Item 305 information included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4—Controls and Procedures

  (a)
  Evaluation of Disclosure Controls and Procedures

    The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial and Administrative Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial and Administrative Officer concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

  (b)
  Changes in Internal Control over Financial Reporting

    No change in the Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2—Changes in Securities and Use of Proceeds

        During the quarter ended June 30, 2003, we repurchased 0.6 million shares at an average price of $7.05 per share pursuant to our stock repurchase program. As of August 8, 2003, of the 2.0 million shares authorized for repurchase by our board of directors on April 17, 2003, we have repurchased 0.8 million shares at an average price of $7.71, after giving effect to the one-for-five reverse stock split which became effective before the start of trading on June 30, 2003.

Item 3—Default upon Senior Securities

        None

Item 4—Submission of Matters to a Vote of Security Holders

        The Company held its Annual Meeting of Stockholders on June 12, 2003. Following is a description of the matters voted on and the results of such meeting:

	For	Withhold Authority
The election of three directors to serve until 2006:
Mark F. Loehr	85,170,369	361,632
Joseph R. Hardiman	82,769,752	2,762,249
Stuart M. Robbins	83,657,829	1,874,172
	For	Against	Abstain
Proposal to effect a one-for-five reverse stock split of the Company's common stock	75,294,579	10,186,905	50,517
Approval of the Company's Incentive Bonus Compensation Plan	57,725,558	3,205,909	129,060

Item 5—Other Information

        Mr. Edward H. Fleischman announced his intention to resign as a director from the Company's Board of Directors effective on or about September 12, 2003.

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

        Additional information regarding these and other important factors that could cause actual results to differ from those in our forward-looking statements is contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. We hereby incorporate by reference those risk factors into this Form 10-Q. Other additional information regarding important factors that cause results to differ from those in our forward looking statements are contained in our periodic filings with the Securities and Exchange Commission.

Item 6—Exhibits and Reports on Form 8-K

        (a)    Exhibits:

31.1	Certification Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)    Reports on Form 8-K:

          On June 12, 2003, we filed a current report on Form 8-K, under Items 5 and 9, which included, as an exhibit, the press release dated June 12, 2003 in which we announced shareholders' approval of the one-for-five reverse stock split, the election of Mark Loehr, Stuart Robbins and Joseph Hardiman as board members, and the approval of our incentive bonus plan.

          On June 27, 2003, we filed a current report on Form 8-K, under Items 5 and 9, which included, as an exhibit, the press release dated June 25, 2003 in which we announced the election of Patricia W. Chadwick to our board of directors.

          On July 3, 2003, we filed a current report on Form 8-K, under Items 5 and 9, which included, as an exhibit, the press release dated July 3, 2003 in which we announced the commencement of the tender offer for the purchase (at $11.00 per share) of our common stock, par value $0.01 per share, held by persons owning fewer than 100 shares immediately before the start of trading on June 30, 2003.

          On July 25, 2003, we filed a current report on Form 8-K, under Item 9, which included, as an exhibit, the press release dated July 21, 2003 in which we reported results for the second quarter ended June 30, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Old Greenwich, Connecticut on this 15th day of August 2003.

Dated: August 14, 2003	SOUNDVIEW TECHNOLOGY GROUP, INC.

	By:	/s/ MARK F. LOEHR Mark F. Loehr Chief Executive Officer

	By:	/s/ GERARD P. MAUS Gerard P. Maus Chief Financial and Administrative Officer

EXHIBIT INDEX

31.1	Certification Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

PART I
  Item 1—Consolidated Financial Statements
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