Form 10-Q
period 2003-09-30
SOUNDVIEW TECHNOLOGY GROUP INC
filed 2003-11-14
CIK 1071620

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

        As of November 7, 2003, there were 20,727,992 shares of the Registrant's common stock outstanding.

SOUNDVIEW TECHNOLOGY GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

PART I

Item 1—Consolidated Financial Statements

SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
CASH AND CASH EQUIVALENTS	$48,845,132	$72,863,574
OTHER SHORT TERM INVESTMENTS	81,103,623	76,048,146
RECEIVABLE FROM CLEARING BROKER	7,193,875	8,182,560
SECURITIES OWNED, at market or fair value	4,667,027	4,353,810
INVESTMENT BANKING FEES RECEIVABLE	3,860,103	752,199
INVESTMENTS	15,859,029	15,560,190
INTANGIBLE ASSETS, net of accumulated amortization of $17,844,257 and $14,788,010 at September 30, 2003 and December 31, 2002, respectively
Goodwill	17,386,576	17,386,576
Institutional Client Relationships	50,258,344	53,314,591
Other	2,170,002	2,170,002
FURNITURE, EQUIPMENT, LEASEHOLD IMPROVEMENTS, COMPUTER SOFTWARE AND LICENSES, net of accumulated depreciation and amortization of $20,844,574 and $17,457,022 at September 30, 2003 and December 31, 2002, respectively	10,235,052	13,622,604
PREPAID EXPENSES	2,985,844	2,077,779
DEFERRED TAX AND OTHER ASSETS, NET	7,940,374	4,518,110

Total assets	$252,504,981	$270,850,141

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Securities sold but not yet purchased, at market value	$285,791	$6,755
Accounts payable and accrued expenses	4,158,749	6,097,869
Accrued compensation	19,560,667	25,543,534
Reserve for lease loss	16,296,079	19,080,636
Other liabilities	8,484,497	8,877,864

Total liabilities	48,785,783	59,606,658

STOCKHOLDERS' EQUITY:
Preferred Stock, $.001 par value, 30,000,000 shares authorized, no shares outstanding at September 30, 2003 and December 31, 2002	—	—
Common Stock, $.01 par value, 500,000,000 shares authorized, 25,404,800 and 26,631,926 shares issued at September 30, 2003 and December 31, 2002, respectively	254,048	266,319
Common Stock, Class B, $.01 par value, 75,000,000 shares authorized, no shares outstanding at September 30, 2003 and December 31, 2002	—	—
Additional paid-in capital	897,979,855	914,326,443
Accumulated deficit	(628,463,416)	(623,159,216)
Notes receivable from stockholders	(5,750,451)	(8,537,951)
Deferred compensation	(13,254,134)	(10,860,209)
Treasury Stock, at cost, 4,654,799 and 5,609,104 shares at September 30, 2003 and December 31, 2002, respectively	(47,046,704)	(60,791,903)

Total stockholders' equity	203,719,198	211,243,483

Total liabilities and stockholders' equity	$252,504,981	$270,850,141

The accompanying notes are an integral part of these consolidated statements.

SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
REVENUES:
Brokerage	$23,799,540	$22,175,634	$66,253,476	$74,683,643
Investment banking	4,738,803	2,737,553	8,167,168	9,329,427
Interest and investment income	723,549	681,333	2,460,981	3,158,877
Asset management fees	1,429,988	1,556,202	4,289,363	4,513,468
Loss on investments	(599,001)	(3,459,048)	(1,701,704)	(6,940,922)

Total revenues	30,092,879	23,691,674	79,469,284	84,744,493

EXPENSES:
Compensation and benefits	22,736,461	19,326,241	55,670,462	67,709,113
Brokerage and clearance	3,214,754	4,384,021	9,929,298	12,944,637
Marketing and business development	1,332,035	1,769,899	3,351,065	5,800,109
Amortization of intangible assets and goodwill	1,018,749	1,281,249	3,056,247	4,049,305
Impairment of goodwill and other intangibles	—	—	—	1,130,550
Professional services	1,948,089	1,220,880	4,107,252	4,701,571
Communications and technology	2,157,613	1,957,788	6,109,065	8,765,975
Depreciation and amortization	1,118,854	1,209,663	3,387,552	4,482,668
Occupancy	1,742,296	1,630,858	5,031,188	5,613,119
Loss from consolidation of office space	—	600,289	—	9,080,087
Discontinuance of European operations	—	—	—	6,271,000
Other	875,440	1,762,744	2,426,470	4,043,141

Total expenses	36,144,291	35,143,632	93,068,599	134,591,275

Net loss before gain on strategic investment, income taxes and minority interest	(6,051,412)	(11,451,958)	(13,599,315)	(49,846,782)
Gain on strategic investment	—	1,185,875	—	2,371,750

Net loss before income taxes and minority interest	(6,051,412)	(10,266,083)	(13,599,315)	(47,475,032)
Income tax (benefit) provision	(6,540,000)	—	(8,295,115)	20,192,805
Minority interest in net loss of subsidiary	—	—	—	8,087,811

Net income (loss)	$488,588	$(10,266,083)	$(5,304,200)	$(59,580,026)

Net income (loss) per share (A):
Basic	$0.03	$(0.54)	$(0.29)	$(3.14)
Diluted	$0.03	$(0.54)	$(0.29)	$(3.14)
Weighted average shares used in the computation of net income (loss) per share(A):
Basic	18,134,026	19,103,374	18,389,391	18,977,459
Diluted	18,859,969	19,103,374	18,389,391	18,977,459

(A)
All share and per share amounts for 2002 and 2003 have been retroactively adjusted to give effect to the one-for-five reverse stock split which became effective before the market opened on June 30, 2003.

The accompanying notes are an integral part of these consolidated statements.

SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

	Nine Months Ended September 30,
	2003	2002
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,304,200)	$(59,580,026)
Adjustments to reconcile net loss to net cash used in operating activities—
Deferred tax expense	—	20,192,805
Depreciation and amortization	6,443,799	8,531,973
Impairment of intangible assets	—	1,130,550
Minority interest	—	(8,087,811)
Write-off of computer software and equipment	—	74,010
Loss from consolidation of office space	—	1,074,173
Non-cash charges on discontinuance of European operations	—	3,154,125
Loss on investments	1,311,679	6,940,922
Compensation expense on restricted stock awards	6,661,732	7,955,713
(Increase) decrease in operating assets—
Other short term investments	(5,055,477)	27,411,583
Receivable from clearing broker	988,685	6,241,396
Securities owned	(313,217)	1,129,159
Investment banking fees receivable	(3,107,904)	(826,941)
Investments	(1,610,518)	(287,164)
Prepaid expenses	(908,065)	(120,960)
Other assets	(3,422,264)	(1,711,543)
Increase (decrease) in operating liabilities—
Securities sold but not yet purchased	279,036	(66,998)
Accounts payable and accrued expenses	(1,939,120)	(2,799,337)
Accrued compensation	(5,982,867)	(18,484,883)
Other liabilities	(3,177,924)	6,551,240

Net cash used in operating activities	(15,136,625)	(1,578,014)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in STGE	—	(71,125)
Computer software purchased	—	(69,755)
Reimbursements for purchases of furniture, equipment and leasehold improvements	—	(23,996)

Net cash used in investing activities	—	(164,876)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes receivable from stockholders	2,787,500	—
Repurchases of common stock	(12,228,973)	(1,104,884)
Proceeds from issuance of common stock	559,656	2,977,866

Net cash provided by (used in) financing activities	(8,881,817)	1,872,982

Net (decrease) increase in cash and cash equivalents	(24,018,442)	130,092
Cash and cash equivalents, beginning of period	72,863,574	60,508,406

Cash and cash equivalents, end of period	$48,845,132	$60,638,498

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for taxes	$—	$—
NON-CASH TRANSACTIONS:
Repurchase of common stock for receivables	—	1,187,633
Issuances of restricted stock to employees (net of forfeitures)	9,054,335	(2,124,031)

The accompanying notes are an integral part of these consolidated statements.

SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003 AND 2002

1. ORGANIZATION AND BASIS OF PRESENTATION

        SoundView Technology Group, Inc. (the "Company") was incorporated on March 27, 1996 and commenced operations in September 1997. The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, SoundView Technology Corporation ("STC"), Wit Capital Corporation ("WCC"), SoundView Technology Group PLC ("STGE"), SoundView Ventures Corp. ("SoundView Ventures") and certain limited partnerships managed by the Company (the "Employee Funds").

        The Company is a research driven securities firm focused on technology and other growth sectors that provides services to an institutional and issuer client base. The Company produces comprehensive sell-side research on over 180 companies. The Company's brokerage operations provide a variety of sales and trading services to institutional investors. Investment banking services provided by the Company include public underwriting, mergers and acquisitions and strategic services and private equity. Through the Company's venture capital operations, it has established and currently manages a number of venture capital funds that provide investors with the opportunity to participate in technology and internet related investments.

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

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries STC, WCC, and SoundView Ventures, as well as its majority-owned subsidiaries STGE and the Employee Funds. Material intercompany balances and transactions have been eliminated in consolidation. The consolidation of the Employee Funds beginning in the three months ended September 30, 2003 resulted from the Company's review of consolidation rules in conjunction with its review of all of its investments for compliance with FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), discussed later. The Company determined that, under current consolidation rules, because the Employee funds were established as a benefit for employees, and the Company is both the manager and the largest limited partner of each of the four Employee Funds, the results of operations and net assets of the Employee Funds must be consolidated with the Company's financial results. The consolidation of the Employee funds did not materially impact the financial statements of the Company and restatement of prior periods was not necessary.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are comprised primarily of deposits with financial institutions which are invested in non-interest bearing accounts ($2.6 million), money market instruments ($36.3 million) and short-term commercial paper ($9.9 million).

Other Short Term Investments

        This balance is comprised of funds deposited in a short-term bond fund that invests primarily in high quality diversified fixed income securities where the target duration is nine months.

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

Fair Value of Financial Instruments

        Substantially all of the Company's financial instruments are carried at fair value or amounts approximating fair value. Assets, including cash and cash equivalents, other short-term investments, receivable from clearing broker, securities owned, and investments are carried at fair value or contracted amounts, which approximate fair value. Similarly, liabilities including securities sold, but not yet purchased, and certain payables are carried at fair value or contracted amounts, which approximate fair value due to their relatively short-term nature.

Revenue Recognition

        Securities owned and securities sold but not yet purchased in the Company's proprietary trading accounts consist of securities in corporate stocks, and are stated at quoted market values. Transactions involving such securities are normally used to facilitate customer trading and are recorded on a trade date basis with any related net gain or loss included in brokerage revenue in the statements of operations.

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

Lease Loss

        The Company recorded a lease loss reserve for the impairment of its obligations under certain of its operating leases for unoccupied office space. The lease loss reserve was determined based on the lease obligation for the remainder of the lease term reduced by estimated sublease payments from the leased property.

Stock Based Compensation

        SFAS No. 123, Accounting for Stock-Based Compensation, encourages but does not require adoption of a fair value-based accounting method for stock-based compensation arrangements. An entity may continue to apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations, provided the entity discloses its pro forma net income and earnings per share as if the fair value-based method had been applied in measuring compensation cost. As permitted, the Company has accounted for options granted to employees using the intrinsic value method prescribed by APB 25. The Company has granted options with exercise prices that are equal to or greater than the market price of such common stock at the date of grant, and, accordingly, the Company has recorded no related compensation expense. For restricted stock issued with future service requirements, compensation expense is recognized over the relevant vesting period.

        If the Company had recorded compensation expense for its stock options granted for the three and nine month periods ended September 30, 2003 and 2002, in accordance with SFAS No. 123, the Company's pro forma net loss and pro forma net loss per share would be as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss), as reported	$488,588	$(10,266,083)	$(5,304,200)	$(59,580,026)
Add stock-based employee compensation included in reported net income (loss), net of related tax effects	1,181,330	1,570,716	4,363,434	5,210,992
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,914,580	2,508,656	6,578,372	7,997,217

Pro forma net loss	$(244,662)	$(11,204,023)	$(7,519,137)	$(62,366,251)

Net income (loss) per common share(A):
Basic—as reported	$0.03	$(0.54)	$(0.29)	$(3.14)
Basic—pro forma	$(0.01)	$(0.59)	$(0.41)	$(3.29)
Diluted—as reported	$0.03	$(0.54)	$(0.29)	$(3.14)
Diluted—pro forma	$(0.01)	$(0.59)	$(0.41)	$(3.29)

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

New Accounting Pronouncements

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. Originally, for variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 were to be applied for the first interim or annual period beginning after June 15, 2003. However, on October 8, 2003, the FASB deferred the latest date by which all public entities must apply FIN 46 to the first reporting period after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company holds an interest in a private company in the healthcare industry which is a variable interest entity that is currently accounted for under the equity method of accounting. The Company will not consolidate this variable interest entity in accordance with FIN 46 because the Company is not subject to the majority of the risk of loss and does not receive a majority of the entity's residual return.

3. SECURITIES OWNED

	September 30, 2003	December 31, 2002
Equity securities	$969,262	$276,045
Certificates of deposit	3,697,765	4,077,765

	$4,667,027	$4,353,810

        As of September 30, 2003 and December 31, 2002, certificates of deposit are pledged as collateral for certain of the Company's lease commitments.

4. LOSS FROM CONSOLIDATION OF OFFICE SPACE

        The Company recorded a loss from consolidation of office space of approximately $9.1 million for the nine months ended September 30, 2002. This charge included an adjustment to the estimated reserve for the Company's lease commitment through March 2011 for an unused portion of its office space in San Francisco, California that is being held for sublease at a lower rate than the lease rate. The following table summarizes the reserve for unoccupied office space for the nine months ended September 30, 2003:

Balance, December 31, 2002	$19,080,636
Charges against reserve	(2,784,557)

Balance, September 30, 2003	$16,296,079

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

        Additionally, the Company adopted SFAS No. 144 on January 1, 2002. Under the provisions of SFAS No. 144, an impairment loss is recognized when the estimate of undiscounted future cash flows generated by an asset is less than its carrying amount. Measurement of the impairment loss is based on the present value of the expected future cash flows. During the nine months ended September 30, 2002, the Company wrote-off the carrying value of its investment advisory intangible asset as the fund from which it earned incentive royalties under an agreement with the manager ceased operations. In addition, the Company determined that the carrying value of its intangible asset related to employee non-compete agreements was impaired. Accordingly, in the first and fourth quarters of 2002, the Company recorded impairment charges of $1.1 million and $1.4 million, respectively, related to these assets.

        In accordance with the provisions of SFAS No. 142, the Company's goodwill and trade name intangible asset are not being amortized. There was no change in the carrying amount of goodwill and the trade name intangible asset during the three and nine months ended September 30, 2003 and 2002.

        Intangible assets subject to amortization under SFAS No. 142 at September 30, 2003 include the institutional client relationship intangible asset which is currently being amortized over its remaining useful life of 13 years. The estimated annual amortization expense related to the institutional client relationship intangible asset is approximately $4.1 million. The following table sets forth the gross carrying value, accumulated amortization and net carrying amount of intangible assets subject to amortization at September 30, 2003 and December 31, 2002:

	September 30, 2003	December 31, 2002
Institutional Client Relationships:
Gross carrying amount	$65,200,000	$65,200,000
Accumulated amortization	(14,941,656)	(11,885,409)

Net carrying amount	$50,258,344	$53,314,591

Investment Advisory Contract:
Gross carrying amount	$—	$3,700,000
Accumulated amortization	—	(2,569,445)
Impairment charge	—	(1,130,555)

Net carrying amount	$—	$—

Non-Compete Agreements:
Gross carrying amount	$—	$4,200,000
Accumulated amortization	—	(2,800,000)
Impairment charge	—	(1,400,000)

Net carrying amount	$—	$—

6. INCOME TAXES

        The Company files consolidated Federal and combined state and local income tax returns with certain of its wholly-owned subsidiaries. The components of the Company's income tax expense

(benefit) for the three-month and nine-month periods ended September 30, 2003 and 2002 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Current:
Federal	$(6,540,000)	$—	$(6,540,000)	$—
State and local	—	—	(1,755,115)	—

	(6,540,000)	—	(8,295,115)	—

Deferred:
Federal	—	—	—	19,898,949
State and local	—	—	—	293,856

	—	—	—	20,192,805

Net income tax expense (benefit)	$(6,540,000)	$—	$(8,295,115)	$20,192,805

        The effective income tax rate differs from the amount computed by applying the federal statutory tax rate due to certain nondeductible amortization expenses and the release of a portion of the Company's valuation allowance on deferred tax assets attributable to its ability to carry back losses to prior tax periods.

        For the three and nine months ended September 30, 2003, the Company recorded income tax benefits of $6.5 million and $8.3 million, respectively. The benefits result from the Company's ability to carryback certain of its operating losses and net operating loss carryovers and, for the nine months ended September 30, 2003, the reversal of tax reserves in the amount of $1.8 million following the settlement of a state tax examination.

        For the nine month period ended September 30, 2002, the Company recorded a charge of approximately $24.5 million to establish a valuation allowance against the balance of its deferred tax assets. The valuation allowance, which was $36.7 million at September 30, 2003, was calculated in accordance with the provisions of SFAS No. 109 which places primary importance on the Company's historical results of operations. Although the Company's results in prior years were significantly affected by restructuring and other charges, the Company's historical losses combined with the losses incurred in the current fiscal year represent negative evidence sufficient to require a full valuation allowance under the provisions of SFAS No. 109. The Company may also have other limitations on its ability to fully utilize its net operating losses due to the application of Section 382 of the Internal Revenue Code. As the Company is able to realize part or all the deferred tax assets in future periods, it will reduce its provision for income taxes with a release of the valuation allowance in an amount that is more likely than not expected to be realized. For the three and nine months ended September 30, 2003, the Federal income tax loss carryback allowed the Company to utilize $3.6 million of deferred tax assets related to operating losses and release $3.6 million of the valuation reserve against those deferred tax assets. The majority of the Company's net operating loss carry forwards expire in 2018 through 2022.

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

        As of September 30, 2003, the Company had 2,876,202 outstanding options with a range of exercise prices between $1.90 and $97.50 per share and a weighted average exercise price of $11.94.

8. WARRANTS OUTSTANDING

        As of September 30, 2003 and December 31, 2002, the Company had 1,148,852 outstanding warrants with a range of exercise prices between $7.15 and $27.86. These warrants are exercisable for 21,392 shares of common stock and 1,127,460 shares of Class B Common Stock. The majority of these warrants expire in 2004.

9. COMMITMENTS AND CONTINGENCIES

        The Company has operating leases covering office space in Old Greenwich, Connecticut, San Francisco, California, Boston, Massachusetts and London, England. These leases include scheduled rent increases and have various expirations ranging from 2006 to 2011. Future lease commitments for the remainder of 2003, the succeeding four years and thereafter are as follows:

Minimum Lease Obligation
Remainder of 2003	$2,179,300
2004	9,040,728
2005	9,319,178
2006	8,111,670
2007	6,587,055
Thereafter	19,352,559

        The Company is obligated under three leases for office space in San Francisco, California and London, England that it does not occupy. Future lease commitments, which are included in the table above, and sublease payments, which are not included as an offset to the future minimum payments, as of September 30, 2003 through the life of these leases are as follows:

	San Francisco— lease 1	San Francisco— lease 2	London
Total lease commitment	$6,777,363	$22,109,939	$2,051,968
Sublease income	$7,158,221	$1,728,224	$462,000
Lease expiration	October 31, 2009	March 31, 2011	September 15, 2010
Sublease expiration	October 31, 2009	February 28, 2008	June 24, 2006

        Two floors of office space included in the London lease have been assigned to another tenant under the same terms as the original lease. However, the Company has guaranteed that assignment, and therefore remains liable for the lease payments in the event the assignee does not pay. The total lease commitment of $3.6 million covered under the assignment is not included in either of the tables above.

        The Company is currently subject to claims and legal proceedings arising in the normal course of its business. In the opinion of management, the resolution of such claims and legal proceedings should not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

        The Company has committed $10.0 million as a limited partner in Dawntreader Fund II LP, which is managed by the Company's Venture Capital Fund Group. As of September 30, 2003, there was approximately $3.3 million of the Company's commitment remaining to be drawn down by the fund. The fund's term ends on December 31, 2010, but may be extended for up to two additional one-year periods.

        The Company is committed under contract with certain key employees to pay guaranteed compensation of approximately $12.4 million and $2.2 million for the year ended December 31, 2003 and December 31, 2004, respectively, of which, $9.4 million and $2.2 million was payable as of September 30, 2003.

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

11. NET CAPITAL REQUIREMENTS

        As a registered broker-dealer, STC is subject to the SEC's Uniform Net Capital Rule 15c3-1 (the "Rule"). STC has elected to use the alternative method permitted by the Rule. Under the alternative method, STC is required to maintain minimum net capital, as defined, equal to the greater of $250,000 or an amount determinable based on the market prices and number of securities in which STC acts as a market maker. Net capital and aggregate minimum requirements change from day to day. As of September 30, 2003 and December 31, 2002, STC had net capital of $88.3 million and $99.3 million, respectively, which was $87.1 million and $98.4 million in excess of the minimum net capital requirements, respectively. The capital rules of the SEC and NASD also provide that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than the minimum requirements. Capital withdrawals are also subject to certain notification and other provisions of the SEC. Under the clearing arrangement with the clearing broker, the Company is required to maintain certain minimum levels of net capital (equal to the greater of $150,000 or minimum net capital under the Rule) and comply with other financial ratio requirements. As of September 30, 2003, the Company was in compliance with all such requirements. Proprietary accounts held at the clearing broker ("PAIB Assets") are considered allowable assets in the computation of net capital pursuant to a clearing agreement between STC and the clearing broker which requires, among other things, for the clearing broker to perform a computation of PAIB Assets similar to the customer reserve computation under SEC Rule 15c3-3.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Shares used in computations:
Weighted average common shares used in computation of basic net loss per share	18,134,026	19,103,374	18,389,391	18,977,459
Dilutive effect of common stock equivalents	725,943	—	—	—

Weighted average common shares used in computation of diluted net loss per share	18,859,969	19,103,374	18,389,391	18,977,459

        Because the Company reported a net loss for the three months ended September 30, 2002 and the nine months ended September 30, 2003 and 2002, the calculations of diluted earnings per share in those periods do not include options, warrants and common stock collateralizing the notes receivable from stockholders, as they are anti-dilutive and would result in a reduction of net loss per share. If the Company had reported net income, there would have been an additional 65,400 shares for the three month periods ended September 30, 2002, and an additional 361,299 shares and 760,793 shares for the nine month periods ended September 30, 2003 and 2002, respectively, included in the calculation of diluted earnings per share.

13. TENDER OFFER

        The Company commenced a tender offer for the purchase of shares of its common stock, par value $0.01 per share, held by persons owning fewer than 100 shares (each, an "odd-lot stockholder") immediately before the start of trading on June 30, 2003 after adjusting to give effect to the one-for-five reverse stock split. The Company paid $11.00 for each share properly tendered by an odd-lot stockholder. This price represents a premium of 8% over the closing price of the common stock on the NASDAQ Stock Market on June 30, 2003. The tender offer was not conditioned on the receipt of any minimum number of tenders. The tender offer expired at 5:00 p.m., Eastern Daylight time, on Friday, August 15, 2003. Odd-lot stockholders who accepted the offer tendered all shares that they owned. Partial tenders were not accepted. The total shares tendered in the offer were 36,649 shares, or 1,682 accounts, with a total cost to the Company of $403,139. The odd-lot tender offer intended to reduce the administrative cost associated with the smallest accounts and provide a cost effective method for odd-lot stockholders to dispose of small numbers of shares. The odd-lot tender did not have a material impact on the Company's consolidated financial statements.

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

Overview and Business

        SoundView Technology Group, Inc. was incorporated on March 27, 1996 and commenced operations in September 1997. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, SoundView Technology Corporation ("STC"), Wit Capital Corporation ("WCC"), SoundView Technology Group PLC ("STGE"), SoundView Ventures Corp ("SoundView Ventures") and certain limited partnerships managed by the Company (the "Employee Funds").

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

        The consolidation of the Employee Funds beginning in the three months ended September 30, 2003 resulted from our review of consolidation rules in conjunction with our review of all of our investments for compliance with Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), discussed later. We determined that, under current consolidation rules, because the Employee Funds were established as a benefit for our employees, and SoundView is both the manager and the largest limited partner of each of the four Employee Funds, the results of operations and net assets of the Employee Funds must be consolidated with our financial results. The consolidation of the Employee Funds did not materially impact the financial statements of SoundView and restatement of prior periods was not necessary.

Current Market Environment

        As a research driven securities firm focused on technology and other growth sectors, our business and operations are affected by the U.S. and global economic environment and financial market conditions. The performance of the equity capital markets, and in particular the market for technology companies, significantly influences the strength of our business operations. We have operated under unfavorable market conditions that prevailed throughout 2002 and extended into 2003 as a result of a global economic slowdown and weakness in the technology sector. Markets have recently shown signs of improvement, but the sustainability of this improvement is not certain. Additionally, during 2002, confidence in the markets was affected by concerns surrounding the financial reporting and accounting practices of certain public companies. Our institutional brokerage operations may be negatively affected by overall market volatility, and more specifically, by periods of declining prices or trading volumes in technology stocks. Equity markets have shown signs of improvement in the second half of 2003, but the overall stability remains uncertain. It is not clear whether we will experience a sustained increase in revenue from public investment banking activity. We continue to advise on private equity financings as well as merger and acquisition activity.

Effects of inflation

        Because the Company's assets are, to a large extent, liquid in nature, they are not significantly affected by inflation. However, the rate of inflation affects our expenses, such as employee compensation, office space leasing costs and communications charges, which may not be readily recoverable in the price of services we offer. To the extent inflation results in rising interest rates or has other adverse effects upon the securities markets, it may adversely affect our financial position and results of operations in certain businesses.

Results of Operations for the Three and Nine Months Ended September 30, 2003 as Compared to the Three and Nine Months Ended September 30, 2002

Revenues

        Total revenues for the three months ended September 30, 2003 increased 27.0% to $30.1 million from $23.7 million for the three months ended September 30, 2002. We experienced an increase in investment banking revenue in the third quarter of 2003 compared to 2002 which, along with a decrease in our loss on investments, drove the overall increase in revenue for the three months ended September 30, 2003 compared to that same time period in 2002. Total revenues for the nine months ended September 30, 2003 were $79.5 million, representing a 6.2% decrease from $84.7 million of revenues for the nine months ended September 30, 2002. The decrease year over year was primarily attributable to decreases in brokerage revenue and interest and investment income, partially offset by a decrease in loss from investments.

        Brokerage revenue for the three months ended September 30, 2003 was $23.8 million, compared to $22.2 million for the three months ended September 30, 2002, representing an increase of 7.3%. Brokerage revenue for the nine months ended September 30, 2003 decreased 11.3% to $66.3 million from $74.7 million for the nine months ended September 30, 2002. The decrease year over year was the result of decreased market activity resulting from weakness in the equity markets. Because commissions on certain trades are subject to negotiation, downward pricing pressure from clients as well as level to slightly lower trading volumes on technology stocks influence the level of commissions and trading revenues earned during periods of level trading activity. The equity markets began to gain strength in the third quarter of 2003 resulting in the increase of 7.3% for the three months ended September 30, 2003 compared to the three months ended September 30, 2002.

        Investment banking revenue for the three months ended September 30, 2003 was $4.7 million, compared to $2.7 million for the three months ended September 30, 2002, representing an increase of 73.1%. For the nine months ended September 30, 2003, investment banking revenue was $8.2 million, compared to $9.3 million for the nine months ended September 30, 2002, representing a decrease of 12.5%. Investment banking revenue is primarily derived from the public offering of equity securities, mergers and acquisitions, strategic advisory services and private equity offerings. The decrease in investment banking revenue for the nine months ended September 30, 2003 as compared to 2002 was attributable to unfavorable issuing conditions for technology companies, which include lower market valuations and general market and economic uncertainty. The public equity market has shown signs of improvement in the second half of 2003 resulting in an increase in investment banking revenues for the three months ended September 30, 2003 compared to the same period in 2002. We remain uncertain about the stability of the public equities market, and it is unclear whether we will experience a sustained increase in revenue as we did in the third quarter of 2003.

        Interest and investment income for the three months ended September 30, 2003 and 2002 remained constant at $0.7 million compared to a decrease of 22.1% to $2.5 million for the nine months ended September 30, 2003, compared to $3.2 million for the nine months ended September 30, 2002. We earn interest income from the investment of cash balances raised through financing activities until the funds are used in our business. During the first nine months of 2003 and 2002, our average monthly cash balance (including other short term investments) was $130.9 million and $134.0 million, respectively. Our interest and investment income decreased for the nine months ended September 30, 2003 compared to the same period in 2002 as a result of a decrease in interest bearing cash balances and earning a lower interest rate on our invested cash.

        Asset management fees for the three months ended September 30, 2003 were $1.4 million compared to $1.6 million for the three months ended September 30, 2002, representing a decrease of 8.1%. Asset management fees decreased 5.0% to $4.3 million for the nine months ended September 30, 2003 compared to $4.5 million for the nine months ended September 30, 2002. This revenue is calculated as a percentage of capital commitments of the funds under our management. Asset management fees earned in the first nine months of 2003 and 2002 were relatively consistent as there have been no significant changes in the capital commitments under each fund.

        Loss on investments for the three months ended September 30, 2003 was $0.6 million, compared to a loss of $3.5 million for the three months ended September 30, 2002, representing a decrease of 82.7%. Loss on investments for the nine months ended September 30, 2003 was $1.7 million, a decrease of 75.5% from $6.9 million for the nine months ended September 30, 2002. The decreases in both the three and nine month periods from 2002 to 2003 reflect less write-downs in the fair value of private equity investments. As of September 30, 2003, we held approximately $15.9 million in private equity investments and in investment funds in which the underlying investments are in privately held companies. We carry our investments at fair value, which requires management to make estimates based on available information, which do not necessarily represent the amounts that might ultimately be realized, since such amounts depend on future circumstances and cannot be determined until the investments are actually liquidated. Actual results could differ from those estimates and the differences could be material. We may recognize additional future losses related to our investment portfolio based on specific circumstances surrounding an individual investment or if market conditions decline further in certain sectors.

Expenses

        Total expenses for the three months ended September 30, 2003 were $36.1 million, compared to $35.1 million for the three months ended September 30, 2002, representing an increase of 2.8%. Total expenses decreased 30.9% to $93.1 million for the nine months ended September 30, 2003, compared to $134.6 million for the nine months ended September 30, 2002. For the three months ended September 30, 2003, the increase was primarily attributable to an increase in compensation and benefits and to a lesser extent professional services and communications and technology, offset by decreases in expenses such as brokerage and clearance and marketing and business development. For the nine months ended September 30, 2003, the decrease was attributable to decreases in all expense categories in addition to the absence, in 2003, of charges related to the consolidation of office space, the discontinuance of European operations and goodwill impairment.

        Compensation and benefits expense for the three months ended September 30, 2003 was $22.7 million, compared to $19.3 million for the three months ended September 30, 2002, representing an increase of 17.6%. For the nine months ended September 30, 2003, compensation and benefits expense was $55.7 million, compared to $67.7 million for the nine months ended September 30, 2002, a decrease of 17.8%. Compensation and benefits expense consists of salaries, bonuses, amortization of restricted stock awards and other benefits paid or provided to our employees. The decrease in compensation and benefits expense for the nine months ended September 30, 2003 compared to 2002 primarily related to lower incentive compensation accrued related to certain guaranteed contracts that expired in the first half of 2003 as well as a decrease in severance and other employee charges. Severance charges were greater in 2002 as a result of the decrease in personnel from 305 as of December 31, 2001 to 230 as of September 30, 2002. The decrease in our headcount, which occurred primarily in the first quarter of 2002, was mainly the result of staff reductions due to market conditions and the consolidation of our New York and Stamford offices into one office location in Old Greenwich, Connecticut as well as the downsizing of our San Francisco office and the closing of our European office. Headcount as of September 30, 2003 was 235. For the three months ended September 30, 2003, the increase from the comparable period in 2002 was attributable to additional incentive bonus of $4.1 million that we recorded in September 2003 as we invested in a new research vertical, healthcare, for which we do not expect to see revenues until 2004, and to aid in employee retention.

        Brokerage and clearance expense for the three months ended September 30, 2003 was $3.2 million, compared to $4.4 million for the three months ended September 30, 2002, representing a decrease of 26.7%. Brokerage and clearing expenses decreased 23.3% to $9.9 million for the nine months ended September 30, 2003 from $12.9 million for the nine months ended September 30, 2002. This expense primarily consists of amounts paid to our clearing broker for processing and clearing customers' trades as well as fees paid to independent floor brokers on the New York Stock Exchange and electronic communication networks for the execution of institutional customer trades. The decrease in brokerage and clearance expense for the nine months ended September 30, 2003 compared to the same period in 2002 resulted from decreased brokerage revenue and lower clearing fees achieved through negotiations with STC's clearing broker.

        Marketing and business development expense for the three and nine months ended September 30, 2003 was $1.3 million and $3.4 million, respectively, compared to $1.8 million and $5.8 million for the three and nine months ended September 30, 2002, respectively, representing a decrease of 24.7% and 42.2%, respectively. Marketing and business development expense consists primarily of travel, entertainment and costs associated with hosting our technology-focused conferences. The decrease from 2002 to 2003 was attributable primarily to decreased conference and advertising costs and a decrease in travel and entertainment expenses resulting from the market slowdown. In the future, we would expect these expenses to fluctuate to the extent we modify our marketing efforts in response to the changing business environment and market conditions.

        Amortization of intangible assets and goodwill decreased to $1.0 million for the three months ended September 30, 2003 from $1.3 million for the three months ended September 30, 2002, representing a decrease of 20.5%. For the nine months ended September 30, 2003, amortization of intangible assets and goodwill decreased 24.5% to $3.1 million compared to $4.0 million for the nine months ended September 30, 2002. The decrease was attributable to the amortization expense that had been recorded on intangible assets related to investment advisory and non-compete agreements during the three months ended March 31, 2002. These intangible assets were written off as of March 31, 2002 and in the fourth quarter of 2002 as a result of our annual evaluation of our goodwill and intangible assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

        For the nine-month period ended September 30, 2003, we recorded no charge for impairment of goodwill and other intangibles compared to a charge of $1.1 million the nine months ended September 30, 2002. Under the provisions of SFAS No. 144, an impairment loss is recognized when the estimate of undiscounted future cash flows generated by an asset is less than its carrying amount. Measurement of the impairment loss is based on the present value of the expected future cash flows. The charge recorded in 2002 resulted from the write-off of the carrying value of the investment advisory intangible asset acquired in the merger with STG. The fund STG formerly managed, from which it earned incentive royalties under an agreement with the manager, ceased operations in the first quarter of 2002.

        Professional services expense for the three months ended September 30, 2003 was $1.9 million, compared to $1.2 million for the three months ended September 30, 2002, an increase of 59.6%. Professional service expense decreased 12.6% to $4.1 million for the nine months ended September 30, 2003 from $4.7 million for the nine months ended September 30, 2002. Professional services expense includes legal, consulting, accounting, recruiting fees and costs related to our strategic relationships with the Gartner Group and Giga Group, which allow us access to their products and services. The decrease for the first nine months in 2003 from 2002 was primarily attributable to reductions in Giga Information Group fees as well as a decrease in consulting fees and recruiting fees. The increase for the three months ended September 30, 2003 compared to the same period the 2002 was primarily the result of an increase in recruiting fees associated with hiring healthcare analysts partially offset by a decrease in Giga Information Group fees.

        Communications and technology expense for the three months ended September 30, 2003 was $2.2 million, compared to $2.0 million for the three months ended September 30, 2002, representing an increase of 10.2%. Communication and technology expense decreased 30.3% to $6.1 million for the nine months ended September 30, 2003 compared to $8.8 million for the nine months ended September 30, 2002. Communications and technology expense includes costs related to market data services, transaction processing, telephone and other communication charges as well as costs related to our technology infrastructure. Comparing the nine months ended September 30, 2003 to the comparable period in 2002, the decrease in these expenses resulted from the consolidation of various market data service contracts as part of an ongoing cost reduction effort, a decrease in communication expense resulting from the decrease in headcount, and the absence in 2003 of a $1.2 million charge during the first nine months of 2002 to terminate a contract.

        Depreciation and amortization expense for the three months ended September 30, 2003 was $1.1 million, compared to $1.2 million for the three months ended September 30, 2002, representing a decrease of 7.5%. Depreciation and amortization expense decreased 24.4% to $3.4 million for the nine months ended September 30, 2003 from $4.5 million for the nine months ended September 30, 2002. Depreciation and amortization expense consists primarily of depreciation and amortization of furniture, equipment, leasehold improvements and computer software. The decrease in depreciation and amortization expense was primarily the result of the write-off of leasehold improvements related to the consolidation of office space in the first quarter of 2002 and the completion of depreciation of assets acquired in the merger with E*OFFERING in the first quarter of 2002.

        Occupancy expense for the three months ended September 30, 2003 was $1.7 million, compared to $1.6 million for the three months ended September 30, 2002, representing an increase of 6.8%. For the nine months ended September 30, 2003, occupancy expense was $5.0 million, a decrease of 10.4% from $5.6 million for the nine months ended September 30, 2002. Occupancy expense includes costs related to leasing office space in Old Greenwich, San Francisco and Boston. The decrease from 2002 to 2003 was attributable to the reduction in headcount, the steps we took to consolidate our east and west coast operations, as well as the discontinuance of our European operations in 2002. The increase from the three months ended September 30, 2003 compared to the same period in 2002 was primarily attributable to an increase in repairs and maintenance and facilities insurance expense offset by a decrease in utilities.

        Loss from consolidation of office space was $9.1 million for the nine months ended September 30, 2002. This loss consisted primarily of adjustments to a reserve established in 2001 related to our lease commitment for an unused portion of our office space in San Francisco, California. In March 2002, we decided to further consolidate our office space in San Francisco as a result of the reduction in headcount, which we believed would increase the likelihood of sublease for the unoccupied portion. Accordingly, in the first quarter of 2002 we recorded an additional loss reserve of $7.8 million consisting of our lease commitment for the estimated time frame for sublease and the market loss on the additional unused office space over the life of the lease. In addition, we recorded a reserve of $0.7 million that related to the lease for unoccupied office space in Stamford, Connecticut, which expired in March 2003.

        The discontinuance of our European operations in the first half of 2002 resulted in a $6.3 million charge for severance and other costs associated with closing STGE's operations, including a $2.8 million loss on foreign exchange translation, which had been reported as a separate component of stockholders' equity.

        Other expenses for the three months ended September 30, 2003 were $0.9 million, compared to $1.8 million for the three months ended September 30, 2002, representing a decrease of 50.3%. Other expenses decreased 40.0% to $2.4 million for the nine months ended September 30, 2003 from $4.0 million for the nine months ended September 30, 2002. Other expenses include costs for office supplies, insurance, subscriptions, registrations, charitable contributions and other general administrative expenses. The decrease from 2002 to 2003 was attributable primarily to an ongoing expense reduction effort, decreased arbitration settlement costs and the elimination of a joint venture for which costs were incurred in 2002.

Other

        Minority interest in net loss of subsidiary was a net gain of $8.1 million for the nine months ended September 30, 2002. The discontinuance of our European operations in the first quarter of 2002 generated an $8.1 million reduction of minority interest in STGE. All charges related to the discontinuance of the European operations are discussed above.

        For the three and nine months ended September 30, 2003, we recorded income tax benefits of $8.5 million and $11.7 million, respectively, and offsetting valuation allowances of $2.0 million and $3.4 million, respectively, against the income tax benefit generated from our operating losses during the period. The resulting net income tax benefit of $6.5 million for the three months ended September 30, 2003 resulted from an income tax refund claim of $10.9 million due to a change in Federal tax law, offset by a reserve of $4.4 million. The net income tax benefit for the nine months ended September 30, 2003 of $8.3 million additionally resulted from the settlement of a state tax examination of $1.8 million.

        For the three and nine months ended September 30, 2003, we recorded income tax benefits of $6.54 million and $8.295 million, respectively. The benefits result from our ability to carryback certain of our operating losses and net operating loss carryovers and, for the nine months ended September 30, 2003, the reversal of tax reserves in the amount of $1.8 million following the settlement of a state tax examination.

        For the nine month period ended September 30, 2002, we recorded a charge of approximately $24.5 million to establish a valuation allowance against the balance of our deferred tax assets. The valuation allowance, which was $36.7 million at September 30, 2003, was calculated in accordance with the provisions of SFAS No. 109 which places primary importance on our historical results of operations. Although our results in prior years were significantly affected by restructuring and other charges, our historical losses combined with the losses incurred in the current fiscal year represent negative evidence sufficient to require a full valuation allowance under the provisions of SFAS No. 109. We may also have other limitations on our ability to fully utilize our net operating losses due to the application of Section 382 of the Internal Revenue Code. As we are able to realize part or all the deferred tax assets in future periods, we will reduce our provision for income taxes with a release of the valuation allowance in an amount that is more likely than not expected to be realized. For the three and nine months ended September 30, 2003, the Federal income tax loss carryback allowed us to utilize $3.6 million of deferred tax assets related to operating losses and release $3.6 million of the valuation reserve against those deferred tax assets. The majority of our net operating loss carry forwards expire in 2018 through 2022.

Liquidity and Capital Resources

        As of September 30, 2003, we held $137.1 million in cash, cash equivalents, short-term investments and unrestricted cash held at our clearing broker. We may use cash to repurchase stock from time to time depending on the market for our common stock and other factors, including the tender offer for the purchase of shares of our common stock held by persons owning fewer than 100 shares (each, an "odd-lot stockholder") immediately before the start of trading on June 30, 2003, after adjusting to give effect to the one-for-five reverse stock split. We paid $11.00 for each share properly tendered by an odd-lot stockholder. Odd-lot stockholders had the right to tender their shares and withdraw tendered shares until the expiration of this tender offer at 5:00 p.m., Eastern Daylight time, on Friday, August 15, 2003. The total shares tendered in the offer were 36,649 shares, or 1,682 accounts, with a total cost of $0.4 million. The odd-lot tender did not have a material impact on our liquidity and capital resources. We also intend to use cash in the ongoing growth and expansion of our business.

        Net cash used in operating activities was $15.1 million for the nine months ended September 30, 2003, compared to $1.6 million during the same period in the preceding year. Cash used in operating activities for the nine months ended September 30, 2003 resulted from a net loss of $5.3 million, offset by non-cash adjustments of $14.4 million, a net increase in operating assets of $13.4 million and a net decrease in operating liabilities of $10.8 million. Cash used in operating activities for the nine months ended September 30, 2002 resulted from a net loss of $59.6 million, offset by non-cash adjustments of $41.0 million, a net decrease in operating assets of $31.8 million and a decrease in operating liabilities of $14.8 million.

        Net cash used in investing activities was $0 for the nine months ended September 30, 2003, compared to $0.2 million for the nine months ended September 30, 2002. Cash used in investing activities for the nine months ended September 30, 2002 was the result of reimbursements received for furniture, equipment and leasehold improvements offset by purchases of computer software.

        Net cash used in financing activities was $8.9 million for the nine months ended September 30, 2003, compared to net cash provided by financing activities of $1.9 million for the nine months ended September 30, 2002. Cash used in financing activities for the nine months ended September 30, 2003 resulted from repurchases of common stock of $12.2 million offset by the repayment of a note receivable from stockholder of $2.8 million and proceeds from the issuance of common stock of $0.5 million. Cash provided by financing activities of $1.9 million for the nine months ended September 30, 2002 resulted from repurchases of common stock of $1.1 million offset by proceeds of $3.0 million from the issuance of common stock for exercise of options.

New Accounting Pronouncements

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. Originally for variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 were to be applied for the first interim or annual period beginning after June 15, 2003. However, on October 8, 2003, the FASB deferred the latest date by which all public entities must apply FIN 46 to the first reporting period after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We determined that we hold an interest in a private company in the healthcare industry which is believed to be a variable interest entity that is currently accounted for under the equity method of accounting. We will not consolidate this variable interest entity in accordance with FIN 46 as we are not subject to the majority of the risk of loss and do not receive a majority of the entity's residual return.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        There has been no material change from the Item 305 information included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

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

Item 2—Changes in Securities and Use of Proceeds

        During the quarter ended September 30, 2003, we repurchased 0.5 million shares at an average price of $10.31 per share pursuant to our stock repurchase program. This includes 36,649 shares repurchased by the Company as a result of the odd-lot tender offer at a price of $11.00 per share. As of November 7, 2003, of the 2.0 million shares authorized for repurchase by our board of directors on April 17, 2003, we have repurchased 1.1 million shares at an average price of $8.42, after giving effect to the one-for-five reverse stock split which became effective before the start of trading on June 30, 2003.

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

        Additional information regarding these and other important factors that could cause actual results to differ from those in our forward-looking statements is contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. We hereby incorporate by reference those risk factors into this Form 10-Q. Other additional information regarding important factors that cause results to differ from those in our forward-looking statements are contained in our periodic filings with the Securities and Exchange Commission.

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
  (b)
  Reports on Form 8-K:

          On September 15, 2003, we filed a current report on Form 8-K, under Item 9, which included, as an exhibit, the press release dated September 12, 2003 in which we announced the resignation of Edward Fleischman from our board of directors and the appointment of John Chalsty as a director.

          On October 22, 2003, we filed a current report on Form 8-K, under Item 12, which included, as an exhibit, the press release dated October 20, 2003 in which we reported results for the third quarter ended September 30, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Old Greenwich, Connecticut on this 14th day of November 2003.

Dated: November 14, 2003	SOUNDVIEW TECHNOLOGY GROUP, INC.
	By:	/s/ MARK F. LOEHR Mark F. Loehr Chief Executive Officer
	By:	/s/ GERARD P. MAUS Gerard P. Maus Chief Financial and Administrative Officer

EXHIBIT INDEX

31.1	Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

SOUNDVIEW TECHNOLOGY GROUP, INC. QUARTERLY REPORT ON FORM 10-Q TABLE OF CONTENTS
PART I
  Item 1—Consolidated Financial Statements
SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
SOUNDVIEW TECHNOLOGY GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2003 AND 2002
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
  PART II
  Item 1—Legal Proceedings
  Item 2—Changes in Securities and Use of Proceeds
  Item 3—Default upon Senior Securities
  Item 4—Submission of Matters to a Vote of Security Holders
  Item 5—Other Information
  Item 6—Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX